Form 10-Q
period 2015-06-30
APEX 11 INC.
filed 2015-10-15
CIK 1578329

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54966

APEX 11 Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2845657
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2251 North Rampart Blvd, #182
Las Vegas, NV	89128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 334-4424

16192 Coastal Highway

Lewes, DE

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

3

APEX 11 INC.

Financial Statements

APEX 11 INC.

Balance Sheets

	June 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,067	$800
Due to related party	6,846	2,550
Total current liabilities	8,913	3,350

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding.)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014)	1,000	1,000
Additional paid-in capital	7,028	7,028
Accumulated deficit	(16,941)	(11,378)
Total stockholders' deficit	(8,913)	(3,350)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11 INC.

Statements of Operations

(Unaudited)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	1,996	1,167	5,563	2,834
Total operating expenses	1,996	1,167	5,563	2,834

Net loss	$(1,996)	$(1,167)	$(5,563)	$(2,834)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11 INC.

Statement of Cash Flows

(Unaudited)

	Six months ended June 30, 2015	Six months ended June 2014

Cash flows from operating activities:
Net loss	$(5,563)	$(1,167)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,267
Due to related party	4,296
Net cash used in operating activities	-	(1,167)

Cash flows from financing activities:
Proceeds from contributed capital	-	-
Net cash provided by financing activities	-	-

Net change in cash	-	(1,167)

Cash, beginning of period	-	-

Cash, end of period	$-	$(1,167)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11 Inc.

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND HISTORY AND BASIS OF PRESENTATION

Description of business - APEX 11 Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Basis of presentation - The accompanying unaudited interim financial statements of Apex 11 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated deficit of $16,941 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

3.	DUE TO RELATED PARTY

Our related party (Ferris Holding, Inc.) balance as of June 30, 2015 was $6,846. Due to related party is unsecured and non-interest bearing and have no set terms of repayment.

4.	STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of June 30, 2015 and December 31, 2014, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of June 30, 2015 and December 31, 2014, 10,000,000 shares were issued and outstanding.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Change in Control of Registrant.

On June 5, 2015, the sole officer and director of APEX 11 Inc. (the “Company”), Richard Chiang, entered into a Stock Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Ferris Holding Inc. (“FHI”) at an aggregate purchase price of $40,000. These shares represent 100% of the Company’s issued and outstanding common stock. Effective upon the closing of the Stock Purchase Agreement, June 5, 2015, Richard Chiang owned no shares of the Company’s stock and FHI was the sole majority stockholder of the Company. A copy of the SPA is attached to this Current Report as Exhibit 10.1.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain officers; Compensatory Arrangements of Certain Officers.

On June 5, 2015, following the execution of the SPA, FHI elected Barry Epling as a Director of the Company and as Chairman of the Company’s Board of Directors. Immediately following the election of Mr. Epling to the Company’s Board of Directors, Mr. Epling, acting as the sole Director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and FHI and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Following Mr. Chiang’s resignation, and effective as of the same date, to fill the vacancies created by Richard Chiang’s resignations, the Board of Directors appointed Mr. Epling as President, Chief Executive Officer, Secretary, and Chief Financial Officer. A copy of the resignation letter submitted by Mr. Chiang is attached to this Current Report as Exhibit 17.1.

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

Results of Operations

Three Months and Six Months Ended June 30, 2015 and June 30, 2014

Revenues

For the three months ended June 30, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

For the six months ended June 30, 2015 and 2014, we had no revenues. We are completely dependent upon the willingness of our management to fund our initial operations by way of loans from our Chief Executive Officer, shareholders and others.

Operating Expenses

General and administrative expenses were $1,996 for the three months ended June 30, 2015, compared to $1,167 for the three months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

General and administrative expenses were $5,563 for the six months ended June 30, 2015, compared to $2,834 for the six months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

Net Loss

Our net losses for the three months June 30, 2015 and 2014 were $1,996 and $1,167, respectively. Our losses increased in the current period because of an increase in professional fees related to filing Exchange Act reports.

Net Losses were $5,563 for the six months ended June 30, 2015, compared to $2,834 for the six months ended June 30, 2014. The increase in operating is due an increase in professional fees related to filing Exchange Act reports.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of June 30, 2015, we had cash of $0 and total liabilities of $8,913. Our cash flows from operating activities for the six months ended June 30, 2015 resulted in cash used of $0. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow provided by financing activities for the six months ended June 30, 2015 was $0. The Company has a working capital deficiency of $16,941 and a shareholders’ deficit of $8,913 as of June 30, 2015. Primarily as a result of our recurring losses and our lack of liquidity, we have received a report from our independent registered public accounting firm for our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred an accumulated deficit of $16,941 as of June 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

 Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation	(i)	10		3.1	06/04/13
3.2	By-Laws	(ii)	10		3.2	06/04/13
4.1	Specimen Stock Certificate	(iii)	10		4.1	06/04/13
10.1	Share Purchase Agreement	(iv)			10,1	08/09/13
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APEX 11 INC.

By:	/s/ Barry Epling
Barry Epling Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

Dated: October 15, 2015

