Form 10-K
period 2018-12-31
APEX 11 INC.
filed 2021-04-09
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________________.

Commission file number: 333-213197

Apex 11 Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-2823100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8217 East Spanish Boot Road

Carefree, Arizona 85377

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (480) 619-1575

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
-	-	-

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At November 19, 2020 there were 15,647,216 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2018

Explanatory Note

In this Annual Report on Form 10-K, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

Our Company

Apex 11 Inc. incorporated in the State of Delaware on May 20, 2013, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

Our principal executive offices are located at 8217 East Spanish Boot Road, Carefree, Arizona 85377. Our telephone number is (480) 619-1575. Our fiscal year end is December 31.

Principal Business

Apex 11 Inc. intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

One of the methods the Company will use to find potential merger or acquisition candidates will be to run classified ads in the Wall Street Journal and similar publications periodically seeking companies which are looking to merge with a public shell. Other methods included personal contacts and contacts gained through social networking. There is no evidence showing that these methods of identifying a suitable merger opportunity will be successful.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our officer and director, Mr. Anthony Iarocci, and our director, Mr. Michael J. Schnaus, believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and our directors of the Company and they are not a professional business analysts. Our officer and directors, Mr. Iarocci and Mr. Schnaus, intend to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of the Company's office and directors. In analyzing prospective business opportunities, our sole officer and directors will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our officer and directors, Mr. Iarocci and Mr. Schnaus, will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Our officer and directors, Mr. Iarocci and Mr. Schnaus, while not experienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the music industry. Environmental laws and regulations do not materially impact our operations.

Research and Development

We have not spent any funds on research and development activities in connection with our business.

Personnel

As of December 31, 2018, we employed one person on a part-time basis. Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 8217 East Spanish Boot Road, Carefree, Arizona 85377. The Company does not own or rent property. The office space is provided by our officer and director at no charge. We believe that this space is presently adequate for our needs.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of June 30, 2018 and 2017, respectively, there was one shareholder of record of the Company’s common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations, and to expand our business. Subject to the rights of holders of preferred stock, any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, limitations under Florida law and other factors that our board of directors considers appropriate.

Recent Sales of Registered Securities

None.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers, and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Overview

Apex 11, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Plan of Operation

Apex 11 Inc. intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Apex 11 plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, by-laws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues. The Company did not have any revenue for the years ended December 31, 2018 or 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2018 were $22,635 as compared to $2,330 for year ended December 31, 2017. General and administrative expenses increased due to the Company incurring expenses related to being a public reporting company, including service fees and for preparing our SEC reports.

Professional Fees. Professional fees for the year ended December 31, 2018 were $0 as compared to $0 for the year ended December 31, 2017.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2018	December 31, 2017

Cash	$0	$0
Accumulated (Deficit)	(41,906)	(19,271)
Current Liabilities	$76	$2,330

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2018 in the amount of $0 due to cash used to fund a net loss of $22,635, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2017 in the amount of $0 due to cash used to fund a net loss of $2,330, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended December 31, 2018 and 2017.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended December 31, 2018 due to related party loans, and related to cash deposited in the trust account.

Availability of Additional Funds

Based on our working capital as of December 31, 2018, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Our significant estimates and assumptions include amortization, the fair value of our stock, and the valuation allowance relating to the Company’s deferred tax assets.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April 2012. Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (U.S. GAAP), which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a capital deficit as of December 31, 2018. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off balance sheet arrangements.

Material Commitments

There were no material commitments for the year ended December 31, 2018.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Revenue Recognition — Revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Share Based Payments

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiple awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to nonemployees in accordance with ASC Topic 505.

Earnings (Loss) Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings Per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 3 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not subject to risks related to foreign currency exchange rate fluctuations. Our functional currency is the United States dollar. We do not transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders APEX 11, Inc.

Carefree, Arizona

Opinion on the Financial Statements. We have audited the accompanying balance sheets of the APEX 11, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders' equity deficiency and cash flows, for each of the two years in the period ended December 31, 2018, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States (U.S.).

Ability to Continue as a Going Concern. The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and is currently dependent on the stockholders to fund its contemplated operational and marketing activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Despite the foregoing, we have neither determined nor opined as to whether the Company is solvent or insolvent for bankruptcy or any other purpose. Our opinion is not modified with respect to this matter.

Basis for Opinion. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

We have served as the Company's auditor since 2017.

/s/ Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada August 19, 2019

APEX 11, INC.

BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
ASSETS

Receivable from controlling stockholder	$1,042	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$76	$1,935
Controlling stockholder payable	—	395

Total liabilities	76	2,330

Stockholders' EQUITY (DEFICIENCY)
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 15,647,216 and 10,000,000 issued and outstanding, respectively	1,565	1,000
Additional paid-in capital	41,307	15,941
Accumulated deficit	(41,906)	(19,271)
Total stockholders' equity (deficiency)	966	(2,330)
Total liabilities and stockholders' equity (deficiency)	$1,042	$—

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2018 and 2017

	2018	2017
OPERATING EXPENSES

General and administrative	$22,635	$2,330

NET LOSS	$(22,635)	$(2,330)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	10,015,472	10,000,000

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARs ENDED December 31, 2018 and 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2017	10,000,000	$1,000	$15,941	$(16,941)	$—
Net loss	—	—	—	(2,330)	(2,330)

Balances, December 31, 2017	10,000,000	1,000	15,941	(19,271)	(2,330)
Sale of common stock	5,647,216	565	25,366		25,931
Net loss	—	—	—	(22,635)	(22,635)

Balances, December 31, 2018	15,647,216	$1,565	$41,307	$(41,906)	$966

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARs ENDED December 31, 2018 and 2017

	2018	2017
OPERATING ACTIVITIES
Net loss	$(22,635)	$(2,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash advances on controlling stockholder payable	24,494	—
Changes in operating assets and liabilities:
Accrued liabilities	(1,859)	1,935
Controlling stockholder payable	—	395

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—

NON CASH FINANCING ACTIVITY
Issuance of common stock in settlement of stockholder payable	$25,931
Receivable recorded as a result of sale of common stock to controlling stockholder	$1,042

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED December 31, 2018 and 2017

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization — Apex 11, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Cash and Cash Equivalents — For purposes of the statements of cash flows, the Company defines cash and cash equivalents as all cash on hand, demand deposits and money market investment accounts.

Revenue Recognition — Revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Earnings (Loss) Per Share — Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Income Taxes — The Company accounts for income taxes using the asset and liability method and recognizes the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments which can materially affect amounts recognized in the financial statements. The Company believes that it does not have any uncertain tax positions that are material to the financial statements.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses since inception and is currently dependent on the stockholders to fund its contemplated operational and marketing activities. The Company's ability to raise additional capital through the future issuance of common stock is unknown. Obtaining additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations is necessary for the Company to continue operations. Management believes the stockholders will continue to fund operations as long as necessary to keep the Company available for its intended purpose which is described above. However, the uncertainty regarding management’s ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Subsequent Events — The Company has evaluated subsequent events for recognition or disclosure through the date of the Independent Auditor’s Report which is the date the financial statements were available for issuance.

2.	CONTROLLING STOCKHOLDER RECEIVABLE AND PAYABLE

As of December 31, 2018, the Company has a receivable of $1,042 from its controlling stockholder and this receivable was repaid subsequent to December 31, 2018. As of December 31, 2017, the Company has a payable of $395 to its controlling stockholder, payable on demand. The receivable and payable are related to advances to fund operations and are non-interest bearing.

3.	STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock; $.0001 par value; 5,000,000 shares authorized: none issued and outstanding

Common stock; $.0001 par value; 100,000,000 shares authorized;15,647,216 and 10,000,000 issued and outstanding, respectively

During the year ended December 31, 2018, the Company sold 5,647,216 shares of common stock to its controlling stockholder for $25,931.

4.	INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows at December 31:

	2018	2017
Deferred income tax asset – net operating loss carryforward	$10,854	4,991
Valuation allowance	(10,854)	(4,991)

Net deferred income tax asset	$—	$—

At December 31, 2018, the Company had approximately $42,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $5,862 and $1,620 in 2018 and 2017, respectively.

The deferred income tax asset and the valuation allowance each increased by approximately $1,100 during 2017 due to a change in statutory tax rates due to enactment of the Tax Cut and Jobs Act. The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2018 and 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation, our CEO and CFO concluded that our disclosure controls were not effective as of the end of the period covered by this report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2018 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Each of the following is deemed a material weakness in our internal control over financial reporting:

●	Limited or no segregation of duties and lack of multiple levels of supervision and review.
●	No independent directors.
●	Ineffective controls over financial reporting.
●	Lack of controls over authorization related party transactions.

Management believes that the material weaknesses set forth in the four items above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

●

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

●	Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officer, and his age as of October 1, 2020, are as follows:

Name	Age	Principal Positions With Us

Anthony J. Iarocci	66	President, Secretary, Treasurer and Director

Michael J. Schnaus	66	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Set forth below is the biographical information about the director and executive officers:

Anthony J. Iarocci.

Mr. Iarocci is our President, Chief Executive Officer, and a member of our Board of Directors. Mr. Iarocci has been the President and a member of the Board of Directors of Du Lac since September 2012. Mr. Iarocci has worked in the securities industry as an investment advisor and an administrator for 38 years. He is the owner of Investment Group, Inc. Mr. Iarocci has been an independent contractor of Wedbush Securities and registered as a securities representative with FINRA since December 2011. For the prior 30 years, Mr. Iarocci was a Vice President, then Senior Vice President and principal with Wedbush Securities. From 1978 to 1981, Mr. Iarocci was a registered representative for Dean Witter Reynolds (now Morgan Stanley) and became a Vice President, Investments during his tenure there. He graduated with a bachelor’s degree in government from the University of Notre Dame. Mr. Iarocci completed his education with a MBA from the University of Chicago with a concentration in finance.

Michael J. Schnaus.

Mr. Schnaus is a member of our Board of Directors. Michael J. Schnaus is an independent consultant providing advisory services in mergers and acquisitions, joint ventures, and strategic alliances. Previously, Mr. Schnaus was the Senior Vice President of Corporate Development at Entrust Datacard Corporation until September 2016. Mr. Schnaus had been an executive with the company since 1997 and was responsible for mergers and acquisitions, joint ventures, and strategic alliances with outside companies on a global basis. Mr. Schnaus has over 33 years of experience in corporate development and finance, including with Alliant Techsystems (formerly Honeywell) from 1991 to 1997, and other publicly held companies in Los Angeles and Phoenix. Mr. Schnaus currently is a member of the Board of Directors of Du Lac. Previously, Mr. Schnaus served on the Board of Directors of other private companies in the United States, the United Kingdom, and Australia. Mr. Schnaus earned a bachelor’s degree in accounting from the University of Notre Dame and an MBA with concentrations in accounting and finance from UCLA.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation, or removal.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Board Composition and Committees

The Company’s Board of Directors is currently composed of two members, Anthony J. Iarocci and Michael J. Schnaus.

We do not have a standing nominating, compensation, or audit committee. Rather, our full board of directors performs the functions of these committees. Also, we do not have a “audit committee financial expert” on our board of directors as that term is defined by Item 407(d)(5)(ii) of Regulation S-K. We do not believe it is necessary for our board of directors to appoint such committees because the volume of matters that come before our board of directors for consideration permits the directors to give sufficient time and attention to such matters to be involved in all decision making.

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.

any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.

being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.

any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended June 30, 2016, to our knowledge, all Section 16(a) forms required to be filed with the SEC were filed.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Philosophy and objectives

Since our inception, all compensation decisions have been made by our Board of Directors. The primary objective of our compensation policies and programs with respect to executive compensation is to serve our shareholders by attracting, retaining and motivating talented and qualified individuals to manage and lead our business. We will focus on providing a competitive compensation package that provides significant short and long-term incentives for the achievement of measurable corporate and individual performance objectives.

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the years ended December 31, 2018 or 2017.

Incentive cash bonuses. Our practice will be to seek to award incentive cash bonuses to our executive officers based upon their individual performance, as well as our overall business and strategic objectives. In determining the amount of cash bonuses paid to our named executive officers, we will consider the same four factors as in determining their base salaries. We expect that our Board of Directors will adopt formal processes for incentive cash bonuses during the next 24 months and will utilize incentive cash bonuses to reward executives for achieving corporate financial and operational goals and for achieving individual performance objectives. To date, we have not paid any incentive cash bonuses to our management.

Long-term equity compensation. We believe that successful long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock and stock-based awards. We intend to establish equity incentive plans to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our shareholders.

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the years ended December 31, 2018 or 2017.

Other compensation. When we hire executive officers, our executive officers will be eligible to receive the same benefits, including non-cash group life and health benefits that are available to all employees. We may offer a 401(k) plan to our employees, including our executive officers. This plan will permit employees to make contributions up to a statutory maximum and will permit us to make matching or profit-sharing contributions. To date, we have not offered to our employees any benefit plans, including but not limited a 401(k) plan or made, or committed to make, any matching or profit-sharing contributions under a 401(k) plan.

Policies related to compensation

Guidelines for equity awards. We have not formalized a policy as to the amount or timing of equity grants to our executive officers. We expect, however, that our board of directors will approve and adopt guidelines for equity awards. Among other things, we expect that the guidelines will specify procedures for equity awards to be made under various circumstances, address the timing of equity awards in relation to the availability of information about us and provide procedures for grant information to be communicated to and tracked by our finance department. As of the date of this report, we have not established a finance department. We anticipate that the guidelines will require that any stock options or stock appreciation rights have an exercise or strike price not less than the fair market value of our common stock on the date of the grant.

Stock ownership guidelines. As of the date of this report, we have not established stock ownership guidelines for our executive officers or the Board of Directors.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1 million paid to certain executive officers, unless such compensation qualifies as performance-based compensation. Among other things, in order to be deemed performance-based compensation for Section 162(m) purposes, the compensation must be based on the achievement of pre-established, objective performance criteria and must be pursuant to a plan that has been approved by our shareholders. At least for the next several years, we expect the cash compensation paid to our executive officers to be below the threshold for non-deductibility provided in Section 162(m), and our equity incentive plans will afford our board of directors with the flexibility to make a variety of types of equity awards to our executive officers, the deductibility of which will not be limited under Section 162(m). However, our board of directors will fashion our future equity compensation awards. However, we do not now know whether any such awards will satisfy the requirements for deductibility under Section 162(m).

We also currently intend for our executive compensation program to satisfy the requirements of Internal Revenue Code Section 409A, which addresses the tax treatment of certain nonqualified deferred compensation benefits.

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the years ended December 31, 2018 and 2017 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Richard Chiang	CEO	2017	-	-	-	-	-	-	-

Anthony J. Iarocci		2017	-	-	-	-	-	-	-
		2018	-	-	-	-	-	-	-

Michael J. Schnaus		2017	-	-	-	-	-	-	-
		2018	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the years ended December 31, 2018 and 2017 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Chiang	2017	-	-	-	-	-	-	-

Anthony J. Iarocci	2017	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-

Michael J. Schnaus	2017	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have one employee, Mr. Anthony J. Iarocci. There is no executive employment agreement between him and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the years ended December 31, 2018 and 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer for the years ended December 31, 2018 and 2017.

Grants of Plan-Based Awards

During the years ended December 31, 2018 and 2017, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the years ended December 31, 2018 and 2017. No equity awards were made during the years ended December 31, 2018 and 2017.

Option Exercises and Stock Vested

During the years ended December 31, 2018 and 2017, our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2018 and 2017, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into an employment agreement with our executive officer. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purpose of the plan is to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals, and to more closely align these persons' interests with those of our other shareholder by providing them with a proprietary interest in our growth and performance. Our future executive officers, employees, consultants, and non-employee directors will be eligible to participate in the plan. We have not determined the number of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018 for:

●	each person or group known to us to beneficially own 5% or more of our common stock;
●	each of our directors and director nominees;
●	each of our named executive officers; and
●	all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address 8217 East Spanish Boot Road, Carefree, Arizona 85377.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after October 1, 2020, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Anthony J. Iarocci	15,647,216	100.00%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

Related party loans were $0 as of December 31, 2018, and $395 as of December 31, 2017. The Company had receivables of $1,042 from the controlling shareholder as of December 31, 2018 which was repaid subsequent to December 31, 2018.

The Company does not own or rent property. The office space is provided by an officer at no charge. The value of such office space is nominal.

Director Independence

We do not have a standing nominating, compensation, or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Apex 11 Inc., 8217 East Spanish Boot Road, Carefree, Arizona 85377, t (480) 619-1575.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2018 and the year ended December 31, 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$6,500	$6,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$6,500	$6,500

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Anthony J. Iarocci

32.1	906 Certification – Anthony J. Iarocci

* Included as an Exhibit to Form 10 filed on June 4, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November 2020.

APEX 11 INC.

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer (Principal Financial and Accounting Officer), Chairman	November 19, 2020

/s/ Michael J. Schnaus Michael J. Schnaus	Director	November 19, 2020