Form 10-Q
period 2019-03-31
APEX 11 INC.
filed 2021-04-09
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-213197

APEX 11 INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-2823100 (I.R.S. Employer Identification Number)

8217 East Spanish Boot Road

Carefree, Arizona 85377

(Address of principal executive offices)

(480) 619-1575

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerate filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 7, 2021

Common Stock, par value $.001 per share	15,647,216 shares

APEX 11 INC.

PAGE

Part I Financial Information

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Stockholders’ Equity	6

Condensed Statements of Cash Flows	7

Notes to the Unaudited Condensed Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	11

Part II Other Information

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Receivable from controlling stockholder	$357	$1,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

LIABILITIES
Accrued expenses	$508	$76

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 15,647,216 issued and outstanding, respectively	1,565	1,565
Additional paid-in capital	41,307	41,307
Accumulated deficit	(43,023)	(41,906)
Total stockholders’ equity (deficiency)	(151)	966
Total liabilities and stockholders’ equity (deficiency)	$357	$1,042

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

OPERATING EXPENSES
General and administrative	$1,117	$2,878

NET LOSS	$(1,117)	$(2,878)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	15,647,216	10,000,000

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, JANUARY 1, 2019	15,647,216	$1,565	$41,307	$(41,906)	$966
NET LOSS	-	-	-	(1,117)	(1,117)
BALANCES, MARCH 31, 2019	15,647,216	$1,565	$41,307	$(43,023)	$(151)

BALANCES, JANUARY 1, 2018	10,000,000	$1,000	$15,941	$(19,271)	$(2,330)
NET LOSS	-	-	-	(2,878)	(2,878)
BALANCES, MARCH 31, 2018	10,000,000	$1,000	$15,941	$(22,149)	$(5,208)

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net loss	$(1,117)	$(2,878)

Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Receivable from controlling stockholder	685	—
Accrued liabilities	432	(1,470)
Controlling stockholder payable	—	4,348

CASH FLOWS FROM OPERATING ACTIVITIES	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the period ended March 31, 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2018, filed with the SEC on August 20, 2019.

Organization — The Company was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern — The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses since inception and is currently dependent on the stockholders to fund its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuance of common stock is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations is necessary for the Company to continue operations. Management believes the stockholders will continue to fund operations as long as necessary to keep the Company available for its intended purpose which is described above. However, the uncertainty regarding management’s ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Subsequent Events — The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.	CONTROLLING STOCKHOLDER RECEIVABLE

As of March 31, 2019 and December 31, 2018, the Company has a non-interest bearing receivable of $357 and $1,042, respectively, from its controlling stockholder related to advances to fund operations. The amount owed was repaid subsequent to March 31, 2019.

3.	INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows:

	March 31,	December 31,
	2019	2018
Deferred income tax asset – net operating loss carryforward	$11,143	$10,854
Valuation allowance	(11,143)	(10,854)

Net deferred income tax asset	$—	$—

At March 31, 2019, the Company had available approximately $43,000 of net operating loss (NOL) carryforwards, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this report and are hereby referenced.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Apex 11 Inc. (the "Company"), was incorporated on May 20, 2013 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

Plan of Operation

Apex 11 Inc. intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Apex 11 Inc. plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, bylaws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2019 and March 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2019 were $1,117 as compared to $2,878 for the three months ended March 31,2018. General and administrative expenses decreased due a reduction in accounting fees incurred and outstanding prior period invoices were all paid in 2018.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2019 Unaudited	As of December 31, 2018

Receivable from Shareholder	$357	$1,042
Working Capital (Deficit)	(151)	966
Liabilities	508	76

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the three months ended March 31, 2019 as compared to $0 during the three months ended March 31, 2018. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2019 and 2018 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 and 2018 were $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2019, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates. Our significant estimates and assumptions primarily relate to our ability to continue as a going concern.

We qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act, which became law in April, 2012.  Under the JOBS Act, “emerging growth companies”, can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Material Commitments

There was no material commitment during the three months ended March 31, 2019 and 2018.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-15 Presentation of Financial Statements-Going Concern (Sub Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is and is effective for annual and interim reporting periods ending after December 15, 2016. The Company has adopted this guidance and has included the appropriate disclosures in Note 2 to these financial statements.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)        Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Anthony J. Iarocci

Exhibit 32.1	906 Certification – Anthony J. Iarocci

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex 11 Inc.

DATE:  April 8, 2021

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)

Apex 11, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Anthony J. Iarocci

Exhibit 32.1	906 Certification – Anthony J. Iarocci