Form 10-Q
period 2019-09-30
APEX 11 INC.
filed 2021-06-04
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 26, 2021
Common Stock, par value $.001 per share	15,647,216 shares

APEX 11 INC.

PAGE

Part I Financial Information	4

Item 1. Financial Statements (unaudited)	4

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Stockholders’ Equity	6

Condensed Statements of Cash Flows	7

Notes to the Unaudited Condensed Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Part II Other Information	12

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Mine Safety Disclosures	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

RECEIVABLE FROM CONTROLLING STOCKHOLDER	$—	$1,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
ACCRUED EXPENSES	$968	$76
Controlling stockholder payable	18,169	—

Total liabilities	19,137	76

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding, respectively	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 15,647,216 issued and outstanding, respectively	1,565	1,565
Additional paid-in capital	41,307	41,307
Accumulated deficit	(62,009)	(41,906)

Total stockholders’ equity (deficiency)	(19,137)	966

Total liabilities and stockholders’ equity (deficiency)	$—	$1,042

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
OPERATING EXPENSES
General and administrative	$17,615	$8,274	$20,103	$12,550

NET LOSS	$(17,615)	$(8,274)	$(20,103)	$(12,550)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	$15,647,216	$10,000,000	$15,647,216	$10,000,000

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2019	15,647,216	$1,565	$41,307	$(41,906)	$966
Net loss	-	-	-	(1,117)	(1,117)

Balances, MARCH 31, 2019	15,647,216	1,565	41,307	(43,023)	(151)
Net loss	-	-	-	(1,371)	(1,371)

Balances, JUNE 30, 2019	15,647,216	1,565	41,307	(44,394)	(1,522)
Net loss	-	-	-	(17,615)	(17,615)

Balances, SEPTEMBER 30, 2019	15,647,216	$1,565	$41,307	$(62,009)	$(19,137)

Balances, JANUARY 1, 2018	10,000,000	$1,000	$15,941	$(19,271)	$(2,330)
Net loss	-	-	-	(2,878)	(2,878)

Balances, MARCH 31, 2018	10,000,000	1,000	15,941	(22,149)	(5,208)
Net loss	-	-	-	(1,398)	(1,398)

Balances, JUNE 30, 2018	10,000,000	1,000	15,941	(23,547)	(6,606)
Net loss	-	-	-	(8,274)	(8,274)

Balances, SEPTEMBER 30, 2018	10,000,000	$1,000	$15,941	$(31,821)	$(14,880)

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(20,103)	$(12,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Receivable from controlling stockholder	1,042	—
Accrued liabilities	892	1,070
Controlling stockholder payable	18,169	11,480

CASH FLOWS FROM OPERATING ACTIVITIES	—	—

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2019, the Company has a payable of $18,169 to its controlling stockholder, related to advances to fund the Company’s operations. The amount is non-interest bearing and payable on demand.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 as Compared to the Three and Nine Months Ended September 30, 2018.

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2019 and September 31, 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2019 were $17,615 as compared to $8,274 for the three months ended September 30,2018 and $20,103 for the nine months ended September 30, 2019 as compared to $12,550 for the nine months ended September 30, 2019. General and administrative expenses increased for the three and nine months comparisons due to an increase in audit and legal fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2019 Unaudited	As of December 31, 2018

Receivable from Stockholder	$0	$1,042
Working Capital (Deficit)	(19,137)	966
Liabilities	19,137	76

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

Net Cash Used in Operating Activities

Net cash of $20,103 was used in operating activities for the nine months ended September 30, 2019 as compared to $12,550 during the nine months ended September 30, 2018. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2019 and 2018 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 and 2018 were $0.

Availability of Additional Funds

Based on our working capital as of September 30, 2019, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the nine months ended September 30, 2019 and 2018.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the nine months ended September 30, 2019 and 2018.

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

Off Balance Sheet Arrangements

As of September 30, 2019, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DATE:  June 4, 2021

By: /s/  Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)