Form 10-Q
period 2020-03-31
APEX 11 INC.
filed 2021-07-12
CIK 1578329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-213197

____________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒   No  ☐

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 2, 2021

Common Stock, par value $.001 per share	21,534,014 shares

APEX 11 INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2020	2019

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

LIABILITIES
Accrued expenses	$365	$—
Controlling stockholder payable	770	—
	1,135	—
Stockholders’ EQUITY (DEFICIENCY)
Preferred stock; $.0001 par value; 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized;
21,534,014 issued and outstanding, respectively	2,153	2,153
Additional paid-in capital	67,750	67,750
Accumulated deficit	(71,038)	(69,903)

Total stockholders’ equity (deficiency)	(1,135)	—

Total liabilities and stockholders’ equity (deficiency)	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

OPERATING EXPENSES
General and administrative	$1,135	$1,117

NET LOSS	$(1,135)	$(1,117)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	15,663,344	15,647,216

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, JANUARY 1, 2020	21,534,014	$2,153	$67,750	$(69,903)	$—
Net loss	-	-	-	(1,135)	(1,135)

Balances, MARCH 31, 2020	21,534,014	$2,153	$67,750	$(71,038)	$(1,135)

Balances, JANUARY 1, 2019	15,647,216	$1,565	$41,307	$(41,906)	$966
Net loss	-	-	-	(1,117)	(1,117)

Balances, MARCH 31, 2019	15,647,216	$1,565	$41,307	$(43,023)	$(151)

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net loss	$(1,135)	$(1,117)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Changes in operating assets and liabilities:
Receivable from controlling stockholder	—	685
Accrued liabilities	365	432
Controlling stockholder payable	770	—

Net cash provided by operating activities	—	—

Net cash provided by investing activities	—	—

Net cash provided by financing activities	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the period ended March 31, 2020 and 2019, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2019, filed with the SEC on April 25, 2019.

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

As of March 31, 2020, the Company has a payable of $770 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

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

Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2020 and March 31, 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2020 were $1,135 as compared to $1,117 for the three months ended March 31,2019. General and administrative expenses were consistent for both periods.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2020 Unaudited	As of December 31, 2019

Cash and Cash Equivalents	$-	$-
Working Capital (Deficit)	(1,135)	-
Liabilities	1,135	-

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

Net Cash Used in Operating Activities

Net cash of $1,135 was used in operating activities for the three months ended March 31, 2020 as compared to $1,117 during the three months ended March 31, 2019. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2020 and 2019 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 and 2019 were $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2020, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2020 and 2019.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended March 31, 2020 and 2019.

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

Off Balance Sheet Arrangements

As of March 31, 2020, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DATE:  July 12, 2021

By:	/s/ Anthony J. Iarocci
Anthony J. Iarocci
Chairman, President, Chief Executive Officer
and Treasurer (Principal Accounting Officer
and Authorized Officer)

Apex 11, Inc.

Index to Exhibits

Exhibit No.	Description

Exhibit 31.1	302 Certification – Anthony J. Iarocci

Exhibit 32.1	906 Certification – Anthony J. Iarocci