Form 10-Q
period 2020-09-30
APEX 11 INC.
filed 2021-08-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 25, 2021

Common Stock, par value $.001 per share	15,647,216 shares

APEX 11 INC.

PAGE

Part I Financial Information	3

Item 1. Financial Statements (unaudited)	3

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Stockholders’ Equity (Deficiency)	5

Condensed Statements of Cash Flows	6

Notes to the Unaudited Condensed Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Part II Other Information	11

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Mine Safety Disclosures	11

Item 5. Other Information	11

Item 6. Exhibits	11

Signatures	12

EX-31.1
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$1,535	$-
Controlling stockholder payable	16,153	-

Total liabilities	17,688	-

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding, respectively	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 21,534,014 issued and outstanding, respectively	2,153	2,153
Additional paid-in capital	67,750	67,750
Accumulated deficit	(87,591)	(69,903)

Total stockholders’ equity (deficiency)	(17,688)	-

Total liabilities and stockholders’ equity (deficiency)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
OPERATING EXPENSES
General and administrative	$7,708	$17,615	$17,688	$20,103

NET LOSS	$(7,708)	$(17,615)	$(17,688)	$(20,103)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	21,534,014	15,647,216	21,534,014	15,647,216

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, JANUARY 1, 2020	21,534,014	$2,153	$67,750	$(69,903)	$-
Net loss	-	-	-	(1,135)	(1,135)

BALANCES, MARCH 31, 2020	21,534,014	2,153	67,750	(71,038)	(1,135)
Net loss	-	-	-	(8,845)	(8,845)

BALANCES, JUNE 30, 2020	21,534,014	2,153	67,750	(79,883)	(9,980)
Net loss	-	-	-	(7,708)	(7,708)

BALANCES, SEPTEMBER 30, 2020	21,534,014	$2,153	$67,750	$(87,591)	$(17,688)

BALANCES, JANUARY 1, 2019	15,647,216	$1,565	$41,307	$(41,906)	$966
Net loss	-	-	-	(1,117)	(1,117)

BALANCES, MARCH 31, 2019	15,647,216	1,565	41,307	(43,023)	(151)
Net loss	-	-	-	(1,371)	(1,371)

BALANCES, JUNE 30, 2019	15,647,216	1,565	41,307	(44,394)	(1,522)
Net loss	-	-	-	(17,615)	(17,615)

BALANCES, SEPTEMBER 30, 2019	15,647,216	$1,565	$41,307	$(62,009)	$(19,137)

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net loss	$(17,688)	$(20,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Receivable from controlling stockholder	-	1,042
Accrued liabilities	1,535	892
Controlling stockholder payable	16,153	18,169

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, Beginning of period	-	-

CASH AND CASH EQUIVALENTS, End of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2020, the Company has a payable of $16,153 to its controlling stockholder, related to advances to fund the Company’s operations. The amount is non-interest bearing and payable on demand.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 as Compared to the Three and Nine Months Ended September 30, 2019.

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2020 and September 31, 2019.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2020 were $7,708 as compared to $17,615 for the three months ended September 30, 2019 and $20,103 for the nine months ended September 30, 2019 as compared to $17,688 for the nine months ended September 30, 2020. General and administrative expenses increased for the three and nine months comparisons due to an increase in audit and legal fees.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2020 Unaudited	As of December 31, 2019

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(17,688)	0
Liabilities	17,688	0

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

Net Cash Used in Operating Activities

Net cash of $17,688 was used in operating activities for the nine months ended September 30, 2020 as compared to $20,103 during the nine months ended September 30, 2019. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2020 and 2019 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 and 2019 were $0.

Availability of Additional Funds

Based on our working capital as of September 30, 2020, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the nine months ended September 30, 2020 and 2019.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the nine months ended September 30, 2020 and 2019.

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

Off Balance Sheet Arrangements

As of September 30, 2020, we had no off balance sheet arrangements.

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

DATE:  August 25, 2021

By: /s/  Anthony J. Iarocci

      Anthony J. Iarocci

      Chairman, President, Chief Executive Officer

      and Treasurer (Principal Accounting Officer

      and Authorized Officer)