Form 10-K
period 2020-12-31
APEX 11 INC.
filed 2021-10-12
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

At October 5, 2021 there were 25,927,384 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2020

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

Personnel

As of December 31, 2020, we employed one person on a part-time basis. Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 31, 2020 and 2019, respectively, there was one shareholder of record of the Company’s common stock.

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

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues. The Company did not have any revenue for the years ended December 31, 2020 or 2019.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2020 were $24,873 as compared to $27,997 for year ended December 31, 2019. General and administrative expenses decreased due to the Company incurring less expenses related to being a public reporting company, including service fees and for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2020	December 31, 2019

Cash	$0	$0
Accumulated (Deficit)	$(94,776)	$(69,903)
Current Liabilities	$4,699	$0

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2020 in the amount of $0 due to cash used to fund a net loss of $24,873, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2019 in the amount of $0 due to cash used to fund a net loss of $27,997, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended December 31, 2020 and 2019.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended December 31, 2020 due to related party loans, and related to cash deposited in the trust account.

Availability of Additional Funds

Based on our working capital as of December 31, 2020, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (U.S. GAAP), which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a capital deficit as of December 31, 2020. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Material Commitments

There were no material commitments for the year ended December 31, 2020.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Apex 11, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Apex 11, Inc. (the Company) as of December 31, 2020, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and is currently dependent on stockholders to fund its contemplated operational activities which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders APEX 11, Inc.

Carefree, Arizona

Opinion on the Financial Statements. We have audited the accompanying balance sheets of the APEX 11, Inc. (the Company) as of December 31, 2019, and the related statements of operations, stockholders' equity and cash flows, for the year then ended, and the notes to the financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States (U.S.).

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

Basis for Opinion. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Piercy Bowler Taylor & Kern Certified Public Accountants

We served as the Company's auditor from 2017 to 2020.

Las Vegas, Nevada

June 16, 2020

APEX 11, INC.

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITES

Accrued Liabilities	$4,699	$—

STOCKHOLDERS (DEFICIENCY)
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 25,927,384 and 21,534,014 issued and outstanding, respectively	2,592	2,153
Additional paid-in capital	87,485	67,750
Accumulated deficit	(94,776)	(69,903)

Total stockholders' (deficiency)	(4,699)	—

Total liabilities and stockholders' (deficiency)	$—	$—

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING EXPENSES
General and administrative	$24,873	$27,997

NET LOSS	$(24,873)	$(27,997)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	21,546,051	15,663,344

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2019	15,647,216	$1,565	$41,307	$(41,906)	$966
Issuance of common stock	5,886,798	588	26,443	—	27,031
Net loss	—	—	—	(27,997)	(27,997)

Balances, December 31, 2019	21,534,014	2,153	67,750	(69,903)	—

Issuance of common stock in settlement of stockholder payable	4,393,370	439	19,735	—	20,174
Net loss	—	—	—	(24,873)	(24,873)

Balances, December 31, 2020	25,927,384	$2,592	$87,485	$(94,776)	$(4,699)

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
OPERATING ACTIVITIES
Net loss	$(24,873)	$(27,997)

Adjustments to reconcile net loss to net cash provided by operating activities:
Repayment of controlling stockholder payable	—	1,042
Changes in operating assets and liabilities:
Accrued liabilities	24,873	26,955

CASH FLOWS FROM OPERATING ACTIVITIES	24,873	27,997

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—

NON CASH FINANCING ACTIVITY
Issuance of common stock in settlement of Accrued liabilities	$20,174	$27,031

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Subsequent Events — The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.	STOCKHOLDERS' (DEFICIENCY)

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2020 and 2019, no shares of preferred stock have been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2020 and 2019, 25,927,384 and 21,534,014 shares were issued and outstanding, respectively.

During the year ended December 31, 2020, the Company issued 4,393,370 shares of common stock to its controlling stockholder for settlement of $20,174 of accrued liabilities.

During the year ended December 31, 2019, the Company sold 5,886,798 shares of common stock to its controlling stockholder for settlement of $27,031 of accrued liabilities.

3.	INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows at December 31:

	2020	2019
Deferred income tax asset – net operating loss carryforward	$24,547	$18,105
Valuation allowance	(24,547)	(18,105)

Net deferred income tax asset	$—	$—

At December 31, 2020, the Company had approximately $95,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $6,442 and $12,242 in 2020 and 2019, respectively.

The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2020 and 2019.

4.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events pursuant to ASC Topic 855 from the balance sheet date through the date the financial statements were issued and determined there are no events to disclose.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, the Company is anticipating potential reductions in revenue, labor and supply shortages, difficulty meeting debt covenants, delays in collecting accounts receivable and paying liabilities and changes in the fair value of assets and liabilities.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including potential credit losses on receivables and investments; impairment losses related to capitalized gaming assets and other long-lived assets; and contingent obligations.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

 Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

 Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

 Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

 Limited or no segregation of duties and lack of multiple levels of supervision and review.

 No independent directors.

 Ineffective controls over financial reporting.

 Lack of controls over authorization related party transactions.

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

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

 We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

 Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

Item 9B. Other Information.

None.

CHANGES IN CONTROL OF REGISTRANT

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officer, and his age as of August 24, 2021, are as follows:

Name	Age	Principal Positions With Us

Anthony J. Iarocci	67	President, Secretary, Treasurer and Director

Michael J. Schnaus	67	Director

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the years ended December 31, 2020 or 2019.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the years ended December 31, 2020 or 2019.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the years ended December 31, 2020 and 2019 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Anthony		2020	-	-	-	-	-	-	-
Iarocci		2019	-	-	-	-	-	-	-

Michael		2020	-	-	-	-	-	-	-
Schnaus		2019	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the years ended December 31, 2020 and 2019 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony	2020	-	-	-	-	-		-
Iarocci	2019	-	-	-	-	-		-

Michael	2020	-	-	-	-	-	-	-
Schnauss	2019	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have one employee, Mr. Anthony J. Iarocci. There is no executive employment agreement between him and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the years ended December 31, 2020 and 2019.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer for the years ended December 31, 2020 and 2019.

Grants of Plan-Based Awards

During the years ended December 31, 2020 and 2019, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the years ended December 31, 2020 and 2019. No equity awards were made during the years ended December 31, 2020 and 2019.

Option Exercises and Stock Vested

During the years ended December 31, 2020 and 2019, our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2020 and 2019, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2020 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after August 24, 2020, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Anthony J. Iarocci	25,927,384	100.00%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

During the year ended December 31, 2020, the Company sold 4,393,370 shares of common stock to its controlling stockholder for $20,174.

During the year ended December 31, 2019, the Company sold 5,886,798 shares of common stock to its controlling stockholder for $27,031.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2020 and the year ended December 31, 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$37,500	$6,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$37,500	$6,500

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Anthony J. Iarocci

32.1	906 Certification – Anthony J. Iarocci

101.INS	XBRL Instance Document

101.SCH	XBRL Instance Schema

101.CAL	XBRL Instance Calculation Linkbase

101.DEF	XBRL Instance Definition Linkbase

101.LAB	XBRL Instance Label Linkbase

101.PRE	XBRL Instance Presentation Linkbase

* Included as an Exhibit to our Registration Statement on Form 10 filed on June 4, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of October 2021.

APEX 11 INC.

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer (Principal Financial and Accounting Officer), Chairman	October 12, 2021

/s/ Michael J. Schnaus Michael J. Schnaus	Director	October 12, 2021