Form 10-K/A
period 2020-12-31
APEX 11 INC.
filed 2021-11-23
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Apex 11, Inc. (“we,” “us,” or the “Company”) is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission on October 12, 2021, for the sole purpose to include the date of the Haynie & Company’s REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.  Due to a clerical error this date was omitted.  This amended filing includes the date of October 12, 2021.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the cover page, and Item 8. No other information included in the Form 10-K, including the other information set forth, has been modified or updated in any way .

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

October 12, 2021

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

* Included as an Exhibit to our Registration Statement on Form 10 filed on June 4, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of November 2021.

APEX 11 INC.

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer (Principal Financial and Accounting Officer), Chairman	November 22, 2021

/s/ Michael J. Schnaus Michael J. Schnaus	Director	November 22, 2021