Form 10-Q
period 2021-06-30
APEX 11 INC.
filed 2021-12-07
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 7, 2021
Common Stock, par value $.001 per share	25,927,384 shares

APEX 11 INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES
Accrued expenses	$935	$4,699
Controlling stockholder payable	30,565	-

Total liabilities	31,500	4,699

STOCKHOLDERS’ DEFICIENCY

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $.0001 par value; 100,000,000 shares authorized; 25,927,384 issued and outstanding, respectively	2,592	2,592
Additional paid-in capital	87,485	87,485
Accumulated deficit	(121,577)	(94,776)

Total stockholders’ deficiency	(31,500)	(4,699)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

OPERATING EXPENSES
General and administrative	$11,699	$8,845	$26,801	$9,980

NET LOSS	$(11,699)	$(8,845)	$(26,801)	$(9,980)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	25,927,384	21,534,014	25,927,384	21,534,014

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, JANUARY 1, 2021	25,927,384	$2,592	$87,485	$(94,776)	$(4,699)
NET LOSS	-	-	-	(15,102)	(15,102)

BALANCES, MARCH 31, 2021	25,927,384	2,592	87,485	(109,878)	(19,801)
NET LOSS	-	-	-	(11,699)	(11,699)

BALANCES, JUNE 30, 2021	25,927,384	$2,592	$87,485	$(121,577)	$(31,500)

BALANCES, JANUARY 1, 2020	21,534,014	$2,153	$67,750	$(69,903)	$-
NET LOSS	-	-	-	(1,135)	(1,135)

BALANCES, MARCH 31, 2020	21,534,014	2,153	67,750	(71,038)	(1,135)
NET LOSS	-	-	-	(8,845)	(8,845)

BALANCES, JUNE 30, 2020	21,534,014	$2,153	$67,750	$(79,883)	$(9,980)

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net loss	$(26,801)	$(9,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(3,764)	680
Controlling stockholder payable	30,565	9,300

Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash provided by financing activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, Beginning of period	-	-

CASH AND CASH EQUIVALENTS, End of period	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc.  (the Company) as of and for the three and six months ended June 30, 2021, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2020, filed with the SEC on April 25, 2019.

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

2         CONTROLLING STOCKHOLDER PAYABLE

As of June 30, 2021, the Company has a payable of $11,361 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 as Compared to the Three and Six Months Ended June 30, 2020.

Revenues. The Company’s revenues were $0 for the three-month and six-month periods ended June 30, 2021 and June 30, 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2021 were $11,699 as compared to $8,845 for the three months ended June 30, 2020 and $26,801 for the six months ended June 30, 2021 as compared to $9,980 for the six months ended June 30, 2020. General and administrative expenses increased due to expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2021 Unaudited	As of December 31, 2020

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(121,577)	(94,776)
Liabilities	31,500	4,699

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

Net Cash Used in Operating Activities

Net cash of $26,801 was used in operating activities for the six months ended June 30, 2021 as compared to $9,980 during the six months ended June 30, 2020. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the six months ended June 30, 2021 and 2020 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 and 2020 were $0.

Availability of Additional Funds

Based on our working capital as of June 30, 2021, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the six months ended June 30, 2021 and 2020.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the six months ended June 30, 2021 and 2020.

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

Off Balance Sheet Arrangements

As of June 30, 2021, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)        Exhibits

Exhibit No.	Description

31.1	302 Certification – Anthony J. Iarocci
32.1	906 Certification – Anthony J. Iarocci
101.INS	INSTANCE DOCUMENT
101.SCH	SCHEMA DOCUMENT
101.CAL	CALCULATION LINKBASE DOCUMENT
101.DEF	DEFINITION LINKBASE DOCUMENT
101.LAB	LABEL LINKBASE DOCUMENT
101.PRE	PRESENTATION LINKBASE DOCUMENT
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex 11 Inc.

DATE:  December 7, 2021

By: /s/  Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)