Form 10-Q
period 2022-03-31
APEX 11 INC.
filed 2022-05-16
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Common Stock, par value $.001 per share	25,927,384 shares

APEX 11 INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

LIABILITIES
Accrued expenses	$2,954	$10,910
Controlling stockholder payable	14,880	—
	17,834	10,910
STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 25,927,384 issued and outstanding, respectively	3,949	3,949
Additional paid-in capital	148,410	148,410
Accumulated deficit	(170,193)	(163,269)

Total stockholders’ deficiency	(17,834)	(10,910)

Total liabilities and stockholders’ deficiency	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

OPERATING EXPENSES
General and administrative	$6,924	$15,102

NET LOSS	$(6,924)	$(15,102)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	39,491,009	25,927,384

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, JANUARY 1, 2022	39,491,009	$3,949	$87,485	$(163,269)	$(10,910)
Net Loss	-	-	-	(6,924)	(6,924)

BALANCES, MARCH 31, 2022	39,491,009	$3,949	$87,485	$(170,193)	$(17,834)

BALANCES, JANUARY 1, 2021	25,927,384	$2,592	$87,485	$(94,776)	$(4,699)
Net Loss	-	-	-	(15,102)	(15,102)

BALANCES, MARCH 31, 2021	25,927,384	$2,592	$87,485	$(109,878)	$(19,801)

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net loss	$(6,924)	$(15,102)

Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	(7,956)	3,741
Controlling stockholder payable	14,880	11,361

NET CASH PROVIDED BY OPERATING ACTIVITIES	—	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the period ended March 31, 2022, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

Recent Accounting Pronouncements — New pronouncements issued are not expected to have a material impact on our results of operations, financial position or cash flows.

Subsequent Events — The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.	CONTROLLING STOCKHOLDER PAYABLE

As of March 31, 2022, the Company has a payable of $14,880 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

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

Results of Operations for the Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2022 and March 31, 2021.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2022 were $6,924 as compared to $15,102 for the three months ended March 31, 2021. General and administrative expenses decreased due to less expenses related to the Company filing its quarterly obligations.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2022 Unaudited	As of December 31, 2021

Cash and Cash Equivalents	$-	$-
Accumulative Deficit	(170,193)	(163,269)
Liabilities	17,834	10,910

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

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the three months ended March 31, 2022, as compared to $0 during the three months ended March 31, 2021.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2022 and 2021 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2022 and 2021 were $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2022, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2022 and 2021.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended March 31, 2022 and 2021.

Off Balance Sheet Arrangements

As of March 31, 2022, we had no off balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DATE:  May 16, 2022

By: /s/  Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)