Form 10-K
period 2023-12-31
APEX 11 INC.
filed 2024-03-19
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

At March 19, 2024 there were 56,843,478 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2023

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

Personnel

As of December 31, 2023, we employed one person on a part-time basis. Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 31, 2023, and 2022, respectively, there was one shareholder of record of the Company’s common stock.

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

Results of Operations for the Year Ended December 31, 2023, compared to the Year Ended December 31, 2022

Revenues. The Company did not have any revenue for the years ended December 31, 2023, or 2022.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2023, were $31,892 as compared to $37,238 for year ended December 31, 2022. General and administrative expenses decreased due to the Company incurring less expenses related to being a public reporting company, including service fees and for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2023	December 31, 2022

Cash	$0	$0
Accumulated (Deficit)	$(232,399)	$(200,507)
Current Liabilities	$360	$433

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2023, in the amount of $0 due to cash used to fund a net loss of $31,892 adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2022, in the amount of $0 due to cash used to fund a net loss of $37,238, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended December 31, 2023, and 2022.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended December 31, 2023, due to related party loans, and related to cash deposited in the trust account.

Availability of Additional Funds

Based on our working capital as of December 31, 2023, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Material Commitments

There were no material commitments for the year ended December 31, 2023.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Apex 11 Inc.

8217 E. Spanish Boot Road

Carefree, AZ 85377

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Apex 11 Inc. (the “Company”) as of December 31, 2023, and the related statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

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

/s/Bush & Associates CPA LLC

Bush & Associates CPA LLC

PCAOB ID 6797

We have served as the Company’s auditor since 2022.

Henderson, Nevada

March 19, 2024

APEX 11, INC.

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

	2023	2022

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY

CURRENT LIABILITIES
Accrued expenses	$360	$433

Total liabilities	360	433

STOCKHOLDERS' DEFICIENCY

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 and 49,882,268 issued and outstanding, respectively	5,684	4,988
Additional paid-in capital	226,355	195,086
Accumulated deficit	(232,399)	(200,507)
Total stockholders' deficiency	(360)	(433)
Total liabilities and stockholders' deficiency	$—	$—

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
OPERATING EXPENSES
General and administrative	$31,892	$37,238

NET LOSS	$(31,892)	$(37,238)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	49,901,289	39,519,478

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, JANUARY 1, 2022	39,491,009	$3,949	$148,410	$(163,269)	$(10,910)

Issuance of common stock in settlement of stockholder payable	10,391,259	1,039	46,676	—	47,715
Net loss	—	—	—	(37,238)	(37,238)
BALANCES, DECEMBER 31, 2022	49,882,268	4,988	195,086	(200,507)	(433)

Issuance of common stock in settlement of stockholder payable	6,961,210	696	31,269	—	31,965
Net loss	—	—	—	(31,892)	(31,892)
BALANCES, DECEMBER 31, 2023	56,843,478	$5,684	$226,355	$(232,399)	$(360)

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
OPERATING ACTIVITIES

Net loss	$(31,892)	$(37,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued liabilities	31,892	37,238

CASH PROVIDED BY OPERATING ACTIVITIES	—	—

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—

NON CASH FINANCING ACTIVITY
Issuance of common stock in settlement of accrued liabilities	$31,965	$47,715

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock have been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2023 and 2022, 56,843,478 and 49,882,268 shares were issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued 6,961,210 shares of common stock to its controlling stockholder for settlement of $31,965 for accrued liabilities.

During the year ended December 31, 2022, the Company issued 10,391,259 shares of common stock to its controlling stockholder for settlement of $47,715 for accrued liabilities.

3.	INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows at December 31:

	2023	2022
Deferred income tax asset – net operating loss carryforward	$60,191	$51,931
Valuation allowance	(60,191)	(51,931)

Net deferred income tax asset	$—	$—

At December 31, 2023, the Company had approximately $232,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $8,260 and $9,645 in 2023 and 2022, respectively.

The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2023 and 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2023 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

None.

CHANGES IN CONTROL OF REGISTRANT

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officer, and his age as of December 31, 2023, are as follows:

Name	Age	Principal Positions With Us

Anthony J. Iarocci	70	President, Secretary, Treasurer and Director

Michael J. Schnaus	70	Director

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the years ended December 31, 2023, or 2022.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the years ended December 31, 2023, or 2022.

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

Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the years ended December 31, 2023, and 2022 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Anthony		2023	-	-	-	-	-	-	-
Iarocci		2022	-	-	-	-	-	-	-

Michael		2023	-	-	-	-	-	-	-
Schnaus		2022	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the years ended December 31, 2023, and 2022 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony	2023	-	-	-	-	-		-
Iarocci	2022	-	-	-	-	-		-

Michael	2023	-	-	-	-	-	-	-
Schnauss	2022	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have one employee, Mr. Anthony J. Iarocci. There is no executive employment agreement between him and the Company.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the years ended December 31, 2023, and 2022.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer for the years ended December 31, 2023, and 2022.

Grants of Plan-Based Awards

During the years ended December 31, 2023, and 2022, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the years ended December 31, 2023, and 2022. No equity awards were made during the years ended December 31, 2023, and 2022.

Option Exercises and Stock Vested

During the years ended December 31, 2023, and 2022 our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2023, and 2022, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2023 for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2023, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Anthony J. Iarocci	56,843,478	100.00%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

During the year ended December 31, 2023, the Company issued 6,961,210 shares of common stock to its controlling stockholder for settlement of $31,965 for accrued liabilities.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2023 and the year ended December 31, 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$19,000	$19,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$19,000	$19,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Anthony J. Iarocci

32.1	906 Certification – Anthony J. Iarocci

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Schema

101.CAL	Inline XBRL Instance Calculation Linkbase

101.DEF	Inline XBRL Instance Definition Linkbase

101.LAB	Inline XBRL Instance Label Linkbase

101.PRE	Inline XBRL Instance Presentation Linkbase

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Included as an Exhibit to our Registration Statement on Form 10 filed on June 4, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 2024.

APEX 11 INC.

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer (Principal Financial and Accounting Officer), Chairman	March 19, 2024

/s/ Michael J. Schnaus Michael J. Schnaus	Director	March 19, 2024