Form 10-Q
period 2024-09-30
APEX 11 INC.
filed 2024-11-15
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 15, 2024
Common Stock, par value $.001 per share	56,843,478 shares

APEX 11 INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$5,940	$360
Controlling stockholder payable	19,895	—
Total current liabilities	25,835	360

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 issued and outstanding, respectively	5,684	5,684
Additional paid-in capital	226,355	226,355
Accumulated deficit	(257,874)	(232,399)
Total stockholders’ deficiency	(25,835)	(360)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
OPERATING EXPENSES
General and administrative	$13,880	$13,955	$25,475	$24,172

NET LOSS	$(13,880)	$(13,955)	$(25,475)	$(24,172)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	$49,901,340	$49,882,268	$49,882,268	$49,901,340

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
BALANCES,
January 1, 2024	56,843,478	$5,684	$226,355	$(232,399)	$(360)

Net loss				(9,605)	(9,605)

BALANCES,
March 31, 2024	56,843,478	5,684	226,355	(242,004)	(9,965)

Net loss				(1,990)	(1,990)

BALANCES,
June 30, 2024	56,843,478	$5,684	$226,355	$(243,994)	$(11,955)

Net loss				(13,880)	(13,880)

BALANCES,
September 30, 2024	56,843,478	$5,684	$226,355	$(257,874)	$(25,835)

BALANCES,
January 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)

Net loss				(1,355)	(1,355)

BALANCES,
March 31, 2023	49,882,268	4,988	195,086	(201,862)	(1,788)

Net loss				(8,862)	(8,862)

BALANCES,
June 30, 2023	49,882,268	$4,988	$195,086	$(210,724)	$(10,650)

Net loss				(13,955)	(13,955)

BALANCES,
September 30, 2023	49,882,268	$4,988	$195,086	$(224,679)	$(24,605)

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(25,475)	$(24,172)

Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	5,580	(320)
Controlling stockholder payable	19,895	24,492

Cash flows from operating activities	—	—

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of period	—	—

CASH AND CASH EQUIVALENTS, End of period	$—	$—

See accompanying notes to condensed financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the three and nine months ended September 30, 2024, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2023, filed with the SEC on January 28, 2021.

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

As of September 30, 2024, the Company has a payable of $19,895 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

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

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers; and our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

Apex 11 Inc. (the “Company”) was incorporated on May 20, 2013, under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company was formed for the purpose of creating a corporation which could be used to consummate a merger or acquisition.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024, as Compared to the Three and Nine Months Ended September 30, 2023.

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2024, and September 30, 2023.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2024 were $13,880 as compared to $13,955 for the three months ended September 30, 2023 and $25,475 for the nine months ended September 30, 2024 as compared to $24,172 for the nine months ended September 30, 2023. General and administrative expenses decreased due to less expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2024 Unaudited	As of December 31, 2023

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(257,874)	(232,399)
Liabilities	25,835	360

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the nine months ended September 30, 2024 as compared to $0 during the nine months ended November 30, 2023. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the nine months ended September 30, 2024 and 2023 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2024 and 2023 were $0.

Availability of Additional Funds

Based on our working capital as of September 30, 2024, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the nine months ended September 30, 2024, and 2023.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the nine months ended September 30, 2024, and 2023.

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

Off Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

DATE:  November 15, 2024

By: /s/  Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)