Form 10-K
period 2024-12-31
APEX 11 INC.
filed 2025-05-16
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At May 15, 2025, there were 62,727,829 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2024

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officer and our directors of the Company and they are not a professional business analysts. Our officer and directors, Mr. Iarocci and Mr. Schnaus, intend to concentrate on identifying preliminary prospective business opportunities which may be brought to their attention through present associations of the Company’s office and directors. In analyzing prospective business opportunities, our sole officer and directors will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Our officer and directors, Mr. Iarocci and Mr. Schnaus, will meet personally with management and key personnel of the business opportunity as part of his investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merger with any company for which audited financial statements cannot be obtained.

Our officer and directors, Mr. Iarocci and Mr. Schnaus, while not experienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

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

Personnel

As of December 31, 2024, we employed one person on a part-time basis. Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

To date, the Company has not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations or financial condition.  The Company has not implemented any specific policies with respect to monitoring and managing cybersecurity threats. Moreover, the Company is aware of the evolution of cybersecurity risks and is taking proactive steps by keeping up to date our information systems and educating our personnel about these risks.

The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of the data. The Company will be looking to adopt cybersecurity processes, technologies and controls to aid in its efforts to assess, prevent, identify and manage such risks.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 31, 2024, and 2023, respectively, there was one shareholder of record of the Company’s common stock.

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

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the Company’s business and markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, fair value measurements and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity in our markets and elsewhere, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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

Plan of Operation

Apex 11 Inc. intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Apex 11 plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records including articles of incorporation, by-laws and minutes if applicable. In the event that no such assurances are provided the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Year Ended December 31, 2024, compared to the Year Ended December 31, 2023

Revenues. The Company did not have any revenue for the years ended December 31, 2024, or 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2024, were $27,165 as compared to $33,224 for year ended December 31, 2023. General and administrative expenses decreased due to the Company incurring less expenses related to being a public reporting company, including service fees and for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2024	December 31, 2023
Cash	$0	$0
Accumulated (Deficit)	$(260,896)	$(233,731)
Current Liabilities	$2,255	$2,110

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2024, in the amount of $0 due to cash used to fund a net loss of $27,165 adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2023, in the amount of $0 due to cash used to fund a net loss of $33,224, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for years ended December 31, 2024, and 2023.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended December 31, 2024, due to related party loans, and related to cash deposited in the trust account.

Availability of Additional Funds

Based on our working capital as of December 31, 2024, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (U.S. GAAP), which contemplate continuation of the Company as a going concern. However, the Company has not commenced operations and has accumulated a capital deficit as of December 31, 2024. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Management has evaluated these factors and has determined that they raise substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

Reference is made to the “Organization and Significant Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this report for information related to new accounting pronouncements.

Material Commitments

There were no material commitments for the year ended December 31, 2024.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements” (ASC 820) and ASC 825, “Financial Instruments” (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

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

The carrying values of cash, accounts payable, and accrued liabilities approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Apex 11, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Apex 11, Inc. (the “Company”) as of December 31, 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Apex 11, Inc. as of December 31, 2024 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

Henderson, Nevada

May 15, 2025

PCAOB ID Number 6797

APEX 11, INC.

BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
ASSETS
CURRENT ASSETS
Prepaid expenses	$418	$418

TOTAL ASSETS	$418	$418

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$2,255	$2,110

Total liabilities	2,255	2,110

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 62,727,829 and 56,843,478 issued and outstanding, respectively	6,272	5,684
Additional paid-in capital	252,787	226,355
Accumulated deficit	(260,896)	(233,731)
Total stockholders’ deficiency	(1,837)	(1,692)
Total liabilities and stockholders’ deficiency	$418	$418

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023
OPERATING EXPENSES
General and administrative	$27,165	$33,224
NET LOSS	$(27,165)	$(33,224)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	56,859,600	49,901,289

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARs ENDED December 31, 2024 and 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)
Issuance of common stock in settlement of stockholder payable	6,961,210	696	31,269	—	31,965
Net loss, as restated	—	—	—	(33,224)	(33,224)

Balances, December 31, 2023 (as restated)	56,843,478	5,684	226,355	(233,731)	(1,692)
Issuance of common stock in settlement of stockholder payable	5,884,351	588	26,432	—	27,020
Net loss	—	—	—	(27,165)	(27,165)
Balances, December 31, 2024	62,727,829	$6,272	$252,787	$(260,896)	$(1,837)

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARs ENDED December 31, 2024 and 2023

	2024	2023
OPERATING ACTIVITIES
Net loss	$(27,165)	$(33,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Accrued liabilities	27,165	33,224
CASH PROVIDED BY OPERATING ACTIVITIES	—	—
INVESTING ACTIVITIES	—	—
FINANCING ACTIVITIES	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of year	—	—
CASH AND CASH EQUIVALENTS, End of year	$—	$—
NON CASH FINANCING ACTIVITY
Issuance of common stock in settlement of accrued liabilities	$27,020	$31,965

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

NOTES TO FINANCIAL STATEMENTS

YEARs ENDED December 31, 2024 and 2023

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

Prepaid Expenses — Payments made to vendors for goods or services that will benefit future periods are recorded as prepaid expenses until the year the goods or services are incurred.

Accrued Liabilities — Accrued expenses include obligations for goods and services received but not yet invoiced or paid as of the reporting date.

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

The Company accounts for any uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company’s subjective assumptions and judgments which can materially affect amounts recognized in the financial statements. The Company believes that it does not have any uncertain tax positions that are material to the financial statements.

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

Recently Adopted Accounting Pronouncements— In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 enhances the disclosures required for operating segments in the Company’s annual and interim consolidated financial statements. The Company has one reportable segment, consulting services. The Company’s Chief Operating Decision Maker is its Chief Executive Officer.

Subsequent Events — The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.	STOCKHOLDERS’ DEFICIENCY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2024 and 2023, no shares of preferred stock have been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of December 31, 2024 and 2023, 62,727,829 and 56,843,478 shares were issued and outstanding, respectively.

During the year ended December 31, 2024, the Company issued 5,884,351 shares of common stock to its controlling stockholder for settlement of $27,020 for accrued liabilities.

During the year ended December 31, 2023, the Company issued 6,961,210 shares of common stock to its controlling stockholder for settlement of $31,965 for accrued liabilities.

3.	INCOME TAXES

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2024	2023
Deferred income tax asset – net operating loss carryforward	$67,572	$60,536
Valuation allowance	(67,572)	(60,536)

Net deferred income tax asset	$—	$—

At December 31, 2024, the Company had approximately $260,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $7,036 and $8,605 in 2024 and 2023, respectively.

The income tax benefit differed from the amount computed using the statutory federal rate of 25.9% due primarily to the change in the valuation allowance during 2024 and 2023.

4.	RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●·	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2024 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

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

Management’s Remediation Initiatives

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

None.

CHANGES IN CONTROL OF REGISTRANT

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officer, and his age as of December 31, 2024, are as follows:

Name	Age	Principal Positions With Us
Anthony J. Iarocci	71	President, Secretary, Treasurer and Director

Michael J. Schnaus	71	Director

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual’s responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the years ended December 31, 2024, or 2023.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the years ended December 31, 2024, or 2023.

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

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the years ended December 31, 2024, and 2023 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Anthony		2024	-	-	-	-	-	-	-
Iarocci		2023	-	-	-	-	-	-	-

Michael		2024	-	-	-	-	-	-	-
Schnaus		2023	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the years ended December 31, 2024, and 2023 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony	2024	-	-	-	-	-		-
Iarocci	2023	-	-	-	-	-		-

Michael	2024	-	-	-	-	-	-	-
Schnauss	2023	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have no employment agreements or benefits.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the years ended December 31, 2024, and 2023.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer for the years ended December 31, 2024, and 2023.

Grants of Plan-Based Awards

During the years ended December 31, 2024, and 2023, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the years ended December 31, 2024, and 2023. No equity awards were made during the years ended December 31, 2024, and 2023.

Option Exercises and Stock Vested

During the years ended December 31, 2024, and 2023 our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2024, and 2023, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Employment Agreements

We have not entered into an employment agreement with our executive officer. Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purpose of the plan is to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals, and to more closely align these persons’ interests with those of our other shareholder by providing them with a proprietary interest in our growth and performance. Our future executive officers, employees, consultants, and non-employee directors will be eligible to participate in the plan. We have not determined the number of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2024 for:

●	each person or group known to us to beneficially own 5% or more of our common stock;

●	each of our directors and director nominees;

●	each of our named executive officers; and

●	all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address 36800 N. Sidewinder Road, Suite B14, Carefree, Arizona 85377.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2024, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

DCA Asset Management, Inc.	62,527,829	99.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters And Certain Control Persons

During the year ended December 31, 2024, the Company issued 5,844,351 shares of common stock to its controlling stockholder for settlement of $27,020 for accrued liabilities.

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

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Apex 11 Inc., 8217 East Spanish Boot Road, Carefree, Arizona 85377, telephone (480) 619-1575.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2024 and the year ended December 31, 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$17,000	$19,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$17,000	$19,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws, as currently in effect*

31.1	302 Certification – Anthony J. Iarocci

32.1	906 Certification – Anthony J. Iarocci

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Schema

101.CAL	Inline XBRL Instance Calculation Linkbase

101.DEF	Inline XBRL Instance Definition Linkbase

101.LAB	Inline XBRL Instance Label Linkbase

101.PRE	Inline XBRL Instance Presentation Linkbase

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Included as an Exhibit to our Registration Statement on Form 10 filed on June 4, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May 2025.

APEX 11 INC.

By:	/s/ Anthony J. Iarocci
Anthony J. Iarocci
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer	May 16, 2025
Anthony J. Iarocci	(Principal Financial and Accounting Officer), Chairman

/s/ Michael J. Schnaus	Director	May 16, 2025
Michael J. Schnaus