Form 10-Q
period 2025-03-31
APEX 11 INC.
filed 2025-05-27
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 27, 2025
Common Stock, par value $.001 per share	62,727,829 shares

APEX 11 INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024 (UNAUDITED)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$408	$418
TOTAL ASSETS	$408	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$1,855	$2,255
Controlling stockholder payable	7,375	—
Total current liabilities	9,230	2,255

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 62,727,829 issued and outstanding, respectively	6,272	6,272
Additional paid-in capital	252,787	252,787
Accumulated deficit	(267,881)	(260,896)
Total stockholders’ deficiency	(8,822)	(1,837)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$408	$418

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2025	2024
OPERATING EXPENSES
General and administrative	$6,985	$9,089
NET LOSS	$(6,985)	$(9,089)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	56,859,600	49,901,289

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, January 1, 2025	62,727,829	$6,272	$252,787	$(260,896)	$(1,837)

Net loss				(6,985)	(6,985)

BALANCES, March 31, 2025	62,727,829	$6,272	$252,787	$(267,881)	$(8,822)

BALANCES, January 1, 2024	56,843,478	$5,684	$226,355	$(232,399)	$(360)

Net loss				(9,089)	(9,089)

BALANCES, March 31, 2024	56,843,478	$5,684	$226,355	$(241,488)	$(9,449)

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(6,985)	$(9,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	10	(516)
Accrued liabilities	(400)	(360)
Controlling stockholder payable	7,375	9,965
Cash flows from operating activities	—	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—
CASH AND CASH EQUIVALENTS, End of period	$—	$—

See accompanying notes to condensed financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the period ended March 31, 2025, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2024, filed with the SEC on March 19, 2024.

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

2. CONTROLLING STOCKHOLDER PAYABLE

As of March 31, 2025, the Company has a payable of $7,375 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

3. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company has misstatements in the March 31, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $516 for the three months ended March 31, 2024.

During the three months ended March 31, 2025, the Company restated the financial statements for the three months ended March 31, 2024 to correct the issues noted above.

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

Results of Operations for the Three Months Ended March 31, 2025, as Compared to the Three Months Ended March 31, 2024.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2025, and March 31, 2024.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2025 were $6,985 as compared to $9,089 for the three months ended March 31, 2024. General and administrative expenses decreased due to less expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2025 Unaudited	As of December 31, 2024
Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(267,881)	(260,896)
Liabilities	9,230	2,255

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the three months ended March 31, 2025 as compared to $0 during the three months ended March 31, 2024. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2025 and 2024 were $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2025 and 2024 were $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2025, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Material Commitments

There was no material commitment during the three months ended March 31, 2025, and 2024.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended March 31, 2025, and 2024.

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

Off Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	302 Certification – Anthony J. Iarocci
32.1	906 Certification – Anthony J. Iarocci
101.INS	INLINE XBRL INSTANCE DOCUMENT
101.SCH	INLINE XBRL SCHEMA DOCUMENT
101.CAL	INLINE XBRL CALCULATION LINKBASE DOCUMENT
101.DEF	INLINE XBRL DEFINITION LINKBASE DOCUMENT
101.LAB	INLINE XBRL LABEL LINKBASE DOCUMENT
101.PRE	INLINE XBRL PRESENTATION LINKBASE DOCUMENT
104	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

(b)	Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apex 11 Inc.

DATE: May 27, 2025

By:	/s/ Anthony J. Iarocci
Anthony J. Iarocci
Chairman, President, Chief Executive Officer and Treasurer (Principal Accounting Officer and Authorized Officer)