Form 10-K/A
period 2023-12-31
APEX 11 INC.
filed 2026-01-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

At December 31, 2023 there were 56,843,478 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2023

Explanatory Note

In this Annual Report on Form 10-K, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

This Amendment No. 2 on Form 10-K/A amends the Apex 11 Inc. Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”) on November 8, 2024 (the “Amended Filing”). We are filing this Amendment No. 2 to include certain expenses that were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023. Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A.

Except as described above, no other changes have been made to the Amended Filing No. 2. Subsequent Filings will be filed to reflect the changes that occurred after the filing of this Amended Filing.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2023, were $33,224 as compared to $37,238 for year ended December 31, 2022. General and administrative expenses decreased due to the Company incurring less expenses related to being a public reporting company, including service fees and for preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2023	December 31, 2022
	(As Restated)
Cash	$0	$0
Accumulated (Deficit)	$(232,731)	$(200,507)
Current Liabilities	$2,110	$433

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2023 (as restated), the amount of $0 due to cash used to fund a net loss of $33,224 adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2022, in the amount of $0 due to cash used to fund a net loss of $37,238, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

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

EXPLANATORY PARAGRAPH

As discussed in Note 4 to the financial statements, the Company has restated its financial statements as of December 31, 2023, to correct misstatements. Our opinion is not modified with respect to this matter.

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

Henderson, Nevada January 16, 2026

PCAOB ID Number 6797

APEX 11, INC.

BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
	(As Restated)
ASSETS
CURRENT ASSETS
Prepaid expenses	$418	$—

TOTAL ASSETS	$418	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
accrued expenses	$2,110	$433

Total liabilities	2,110	433

STOCKHOLDERS’ DEFICIENCY

Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 and 49,882,268 issued and outstanding, respectively	5,684	4,988
Additional paid-in capital	226,355	195,086
Accumulated deficit	(233,731)	(200,507)
Total stockholders’ deficiency	(1,692)	(433)
Total liabilities and stockholders’ deficiency	$418	$—

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2023 and 2022

	2023	2022
OPERATING EXPENSES	(As Restated)
General and administrative	$33,224	$37,238
NET LOSS	$(33,224)	$(37,238)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	49,901,289	39,519,478

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARs ENDED December 31, 2023 and 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2022	39,491,009	$3,949	$148,410	$(163,269)	$(10,910)
Issuance of common stock in settlement of stockholder payable	10,391,259	1,039	46,676	—	47,715
Net loss	—	—	—	(37,238)	(37,238)

Balances, December 31, 2022	49,882,268	4,988	195,086	(200,507)	(433)
Issuance of common stock in settlement of stockholder payable	6,961,210	696	31,269	—	31,965
Net loss, as restated	—	—	—	(33,224)	(33,224)

Balances, December 31, 2023 (AS RESTATED)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARs ENDED December 31, 2023 and 2022

	2023	2022
	(As Restated)
OPERATING ACTIVITIES
Net loss	$(33,224)	$(37,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Prepaid expense	(418)
Accrued liabilities	33,642	37,238
CASH PROVIDED BY OPERATING ACTIVITIES	—	—
INVESTING ACTIVITIES	—	—
FINANCING ACTIVITIES	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of year	—	—
CASH AND CASH EQUIVALENTS, End of year	$—	$—
NON CASH FINANCING ACTIVITY
Issuance of common stock in settlement of accrued liabilities	$31,965	$47,715

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

3.	INCOME TAXES

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2023	2022
	(as restated)
Deferred income tax asset – net operating loss carryforward	$60,536	$51,931
Valuation allowance	(60,536)	(51,931)

Net deferred income tax asset	$—	$—

At December 31, 2023, the Company had approximately $233,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $8,605 and $9,645 in 2023 (as restated) and 2022, respectively.

The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2023 and 2022.

4.	RESTATEMENT FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January 2026.

APEX 11 INC.

By:	/s/ Anthony J. Iarocci
Anthony J. Iarocci
CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer	January 26, 2026
Anthony J. Iarocci	(Principal Financial and Accounting Officer), Chairman

/s/ Michael J. Schnaus	Director	January 26, 2026
Michael J. Schnaus