Form 10-Q/A
period 2024-03-31
APEX 11 INC.
filed 2026-01-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2024
Common Stock, par value $.0001 per share	56,843,478 shares

APEX 11 INC.

Explanatory Note

In this Quarterly Report on Form 10-Q, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

This Amendment No. 1 on Form 10-Q/A amends the Apex 11 Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024 (the “Filing”). We are filing this Amendment No. 1 to include the following misstatements.

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023, to correct the issues noted above.

The Company has misstatements in the March 31, 2024, financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $516 for the three months ended March 31, 2024.

●	The basic and diluted weighted-average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the three months ended March 31, 2024, to correct the issues noted above.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A.

Except as described above, no other changes have been made to the Amended Filing No. 1. Subsequent Filings will be filed to reflect the changes that occurred after the filing of this Amended Filing.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2024 AND DECEMBER 31, 2023 (UNAUDITED)

	March 31,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Prepaid expenses	$516	$418
TOTAL ASSETS	$516	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$—	$2,110
Controlling stockholder payable	9,965	—
Total current liabilities	9,965	2,110

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 issued and outstanding, respectively	5,684	5,684
Additional paid-in capital	226,355	226,355
Accumulated deficit	(241,488)	(233,731)
Total stockholders’ deficiency	(9,449)	(1,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$516	$418

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(As Restated)

OPERATING EXPENSES
General and administrative	$7,757	$1,355
NET LOSS	$(7,757)	$(1,355)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	56,843,478	49,882,268

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, January 1, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)

Net loss, as restated				(7,757)	(7,757)

BALANCES, March 31, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(241,488)	$(9,449)

BALANCES, January 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)

Net loss				(1,355)	(1,355)

BALANCES, March 31, 2023	49,882,268	$4,988	$195,086	$(201,862)	$(1,788)

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2024	2023
	(As Restated)

OPERATING ACTIVITIES
Net loss	$(7,757)	$(1,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(98)
Accrued liabilities	(2,110)
Controlling stockholder payable	9,965	1,355
Cash flows from operating activities	—	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—
CASH AND CASH EQUIVALENTS, End of period	$—	$—

See accompanying notes to condensed financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023, financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023, to correct the issues noted above.

The Company has misstatements in the March 31, 2024, financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $516 for the three months ended March 31, 2024.

●	The basic and diluted weighted-average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the three months ended March 31, 2024, to correct the issues noted above.

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

Results of Operations for the Three Months Ended March 31, 2024, as Compared to the Three Months Ended March 31, 2023.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2024, and March 31, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2024 (as restated), were $7,757 as compared to $1,355 for the three months ended March 31, 2023. General and administrative expenses increased due to increased expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2024 Unaudited (As Restated)	As of December 31, 2023

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(241,488)	(233,731)
Liabilities	9,965	2,110

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the three months ended March 31, 2024 (as restated), as compared to $0 during the three months ended March 31, 2023. The cash used in operating activities during this period was used to fund the net loss.

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

DATE: January 26, 2026

By:	/s/ Anthony J. Iarocci
Anthony J. Iarocci
Chairman, President, Chief Executive Officer and Treasurer (Principal Accounting Officer and Authorized Officer)