Form 10-Q/A
period 2024-06-30
APEX 11 INC.
filed 2026-01-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-213197

APEX 11 INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2823100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2024
Common Stock, par value $.001 per share	56,843,478 shares

APEX 11 INC.

Explanatory Note

In this Quarterly Report on Form 10-Q, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

This Amendment No. 1 on Form 10-Q/A amends the Apex 11 Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, as filed with the Securities and Exchange Commission (“SEC”) on August 14, 2024 (the “Filing”). We are filing this Amendment No. 1 to include the following misstatements.

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

The Company has misstatements in the June, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $483 for the six months ended June, 2024.

●	The basic and diluted weighted -average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the six months ended June 30, 2024 to correct the issues noted above.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	June 30,	December 31,
	2024	2023
	(Unaudited) (As Restated)	(As Restated)

ASSETS	$483	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$440	$2,110
Controlling stockholder payable	11,515	—
Total current liabilities	11,955	2,110

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 issued and outstanding, respectively	$5,684	$5,684
Additional paid-in capital	226,355	226,355
Accumulated deficit	(243,511)	(233,731)
Total stockholders’ deficiency	(11,472)	(1,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$483	$418

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)

OPERATING EXPENSES
General and administrative	$2,023	$8,862	$9,780	$10,217
NET LOSS	$(2,023)	$(8,862)	$(9,780)	$(10,217)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	$56,843,478	$49,882,268	$56,843,478	$49,882,268

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCES, January 1, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)

Net loss, as restated				(7,757)	(7,757)

BALANCES, March 31, 2024 (As Restated)	56,843,478	5,684	226,355	(241,488)	(9,449)

Net loss, as restated				(2,023)	(2,023)

BALANCES, June 30, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(243,511)	$(11,472)

BALANCES, January 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)

Net loss				(1,355)	(1,355)

BALANCES, March 31, 2023	49,882,268	4,988	195,086	(201,862)	(1,788)

Net loss				(8,862)	(8,862)

BALANCES, June 30, 2023	49,882,268	$4,988	$195,086	$(210,724)	$(10,650)

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (UNAUDITED)

	Six Months Ended
	June 30,	June 30,
	2024	2023
	(As Restated)
OPERATING ACTIVITIES
Net loss	$(9,780)	$(10,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(65)
Accrued liabilities	(1,670)	(433)
Controlling stockholder payable	11,515	10,650
Cash flows from operating activities	—	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—
CASH AND CASH EQUIVALENTS, End of period	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2024, the Company has a payable of $11,515 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

3.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

The Company has misstatements in the June, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $483 for the six months ended June 30, 2024.

●	The basic and diluted weighted-average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the six months ended June 30, 2024 to correct the issues noted above.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2024 (as restated) were $2,023 as compared to $8,862 for the three months ended June 30, 2023 and $9,780 for the six months ended June 30, 2024 as compared to $10,217 for the six months ended June 30, 2023. General and administrative expenses decreased due to less expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2024 Unaudited (As Restated)	As of December 31, 2023 (As Restated)

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(243,511)	(233,731)
Liabilities	11,995	2,110

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the six months ended June 30, 2024 (as restated) as compared to $0 during the six months ended June 30, 2023. The cash used in operating activities during this period was used to fund the net loss.

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