Form 10-Q/A
period 2024-09-30
APEX 11 INC.
filed 2026-01-26
CIK 1578329

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2024
Common Stock, par value $.001 per share	56,843,478 shares

APEX 11 INC.

Explanatory Note

In this Quarterly Report on Form 10-Q, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

This Amendment No. 1 on Form 10-Q/A amends the Apex 11 Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2025 (the “Filing”). We are filing this Amendment No. 1 to include the following misstatements

The Company has misstatements in the December 31, 2023, financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023, to correct the issues noted above.

The Company has misstatements in the September 30, 2024, financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $450 for the nine months ended September 30, 2024.

●	The basic and diluted weighted-average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the nine months ended September 30, 2024, to correct the issues noted above.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	September 30,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Prepaid expenses	$450	$418
TOTAL ASSETS	$450	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$5,940	$2,110
Controlling stockholder payable	19,895	—
Total current liabilities	25,835	2,110

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 56,843,478 issued and outstanding, respectively	5,684	5,684
Additional paid-in capital	226,355	226,355
Accumulated deficit	(257,424)	(233,731)
Total stockholders’ deficiency	(25,385)	(1,692)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$450	$418

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)

OPERATING EXPENSES
General and administrative	$13,913	$13,955	$23,693	$24,172
NET LOSS	$(13,913)	$(13,955)	$(23,693)	$(24,172)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	56,843,478	49,882,268	56,843,478	49,901,340

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, January 1, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)

Net loss, as restated				(7,757)	(7,757)

BALANCES, March 31, 2024 (As Restated)	56,843,478	5,684	226,355	(241,488)	(9,449)

Net loss, as restated				(2,023)	(2,023)

BALANCES, June 30, 2024 (As Restated)	56,843,478	5,684	226,355	(243,511)	(11,472)

Net loss, as restated				(13,913)	(13,913)

BALANCES, September 30, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(257,424)	$(25,385)

BALANCES, January 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)

Net loss				(1,355)	(1,355)

BALANCES, March 31, 2023	49,882,268	4,988	195,086	(201,862)	(1,788)

Net loss				(8,862)	(8,862)

BALANCES, June 30, 2023	49,882,268	4,988	195,086	(210,724)	(10,650)

Net loss				(13,955)	(13,955)

BALANCES, September 30, 2023	49,882,268	$4,988	$195,086	$(224,679)	$(24,605)

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
	(As Restated)
OPERATING ACTIVITIES
Net loss	$(23,693)	$(24,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(32)
Accrued liabilities	3,830	(320)
Controlling stockholder payable	19,895	24,492
Cash flows from operating activities	—	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—
CASH AND CASH EQUIVALENTS, End of period	$—	$—

See accompanying notes to condensed financial statements.

APEX 11, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying financial information of Apex 11, Inc. (the Company) as of and for the three and nine months ended September 30, 2024, has been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) applicable to interim financial information and is unaudited. Accordingly, certain information normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) has been condensed and/or omitted. The results for the interim period are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the accompanying unaudited interim financial statements contain all necessary adjustments, consisting only of those of a recurring nature, and disclosures to present fairly our financial position and the results of our operations and cash flows for the periods presented. These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes thereto included in our Form 10-12G/A for the year ended December 31, 2023, filed with the SEC on May 15, 2024.

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

3.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

The Company has misstatements in the September 30, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $450 for the nine months ended September 30, 2024.

●	The basic and diluted weighted -average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the nine months ended September 30, 2024 to correct the issues noted above.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024, as Compared to the Three and Nine Months Ended September 30, 2023.

Revenues. The Company’s revenues were $0 for the three-month and nine-month periods ended September 30, 2024 (as restated), and September 30, 2023.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2024 (as restated) were $13,913 as compared to $13,955 for the three months ended September 30, 2023 and $23,693 for the nine months ended September 30, 2024 (as restated) as compared to $24,172 for the nine months ended September 30, 2023. General and administrative expenses decreased due to less expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of September 30, 2024 Unaudited (As Restated)	As of December 31, 2023 (As Restated)

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(257,424)	(233,731)
Liabilities	25,835	2,110

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