Form 10-K/A
period 2024-12-31
APEX 11 INC.
filed 2026-01-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to                                  .

Commission file number: 000-213197

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

At December 31, 2024, there were 62,727,829 shares of the registrant’s Common Stock issued and outstanding.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2024

Explanatory Note

In this Annual Report on Form 10-K, Apex 11 Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

This Amendment No. 1 on Form 10-K/A amends the Apex 11 Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”) on May 16, 2025 (the “Filing”).

The Company has misstatements in the December 31, 2023, financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

The Company has misstatements in the December 31, 2024, financial statements that were restated due to the following:

●	Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $5,550 for the year ended December 31, 2024.

The Company restated the financial statements for the year ended December 31, 2024 to correct the issues noted above.

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

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of	As of
	December 31, 2024 (As Restated)	December 31, 2023 (As Restated)
Cash	$0	$0
Accumulated (Deficit)	$(266,446)	$(233,731)
Current Liabilities	$7,805	$2,110

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2024 (as restated), in the amount of $0 due to cash used to fund a net loss of $32,715 adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2023 (as restated), in the amount of $0 due to cash used to fund a net loss of $33,224, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

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

Item 8. Financial Statements and Supplementary Data.

APEX 11, INC.

Financial Statements

For The Years Ended December 31, 2024 and 2023

APEX 11, INC.

FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

EXPLANATORY PARAGRAPH

As discussed in Note 4 to the financial statements, the Company has restated its financial statements as of December 31, 2024, to correct misstatements. Our opinion is not modified with respect to this matter.

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

Henderson, Nevada

January 16, 2026

PCAOB ID Number 6797

APEX 11, INC.

BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
	(As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Prepaid expenses	$418	$418

TOTAL ASSETS	$418	$418

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$7,805	$2,110

Total liabilities	7,805	2,110

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 62,727,829 and 56,843,478 issued and outstanding, respectively	6,272	5,684
Additional paid-in capital	252,787	226,355
Accumulated deficit	(266,446)	(233,731)
Total stockholders’ deficiency	(7,387)	(1,692)

Total liabilities and stockholders’ deficiency	$418	$418

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2024 and 2023

	2024	2023
	(As Restated)	(As Restated)
OPERATING EXPENSES
General and administrative	$32,715	$33,224

NET LOSS	$(32,715)	$(33,224)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	56,859,600	49,901,289

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARs ENDED December 31, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, JANUARY 1, 2023	49,882,268	$4,988	$195,086	$(200,507)	$(433)
Issuance of common stock in settlement of stockholder payable	6,961,210	696	31,269	—	31,965
Net loss, as restated	—	—	—	(33,224)	(33,224)

Balances, December 31, 2023 (as restated)	56,843,478	5,684	226,355	(233,731)	(1,692)
Issuance of common stock in settlement of stockholder payable	5,884,351	588	26,432	—	27,020
Net loss, as restated	—	—	—	(32,715)	(32,715)

Balances, December 31, 2024 (as restated)	62,727,829	$6,272	$252,787	$(266,446)	$(7,387)

The accompanying notes are an integral part of these financial statements.

APEX 11, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARs ENDED December 31, 2024 and 2023

	2024	2023
	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net loss	$(32,715)	$(33,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Prepaid expenses	$0	$(418)
Accrued liabilities	32,715	33,642

CASH PROVIDED BY OPERATING ACTIVITIES	—	—

INVESTING ACTIVITIES	—	—

FINANCING ACTIVITIES	—	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

CASH AND CASH EQUIVALENTS, Beginning of year	—	—

CASH AND CASH EQUIVALENTS, End of year	$—	$—

NON CASH FINANCING ACTIVITY

Issuance of common stock in settlement of accrued liabilities	$27,020	$31,965

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

3.	INCOME TAXES

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2024	2023
	(RESTATED)	(RESTATED)
Deferred income tax asset – net operating loss carryforward	$69,010	$60,536
Valuation allowance	(69,010)	(60,536)

Net deferred income tax asset	$—	$—

At December 31, 2024, the Company had approximately $265,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $8,473 (restated) and $8,605 (restated) in 2024 and 2023, respectively. The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2024 and 2023.

4.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has misstatements in the December 31, 2023 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $1,750 for the year ended December 31, 2023.

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $418 for the year ended December 31, 2023.

The Company restated the financial statements for the year ended December 31, 2023 to correct the issues noted above.

The Company has misstatements in the December 31, 2024 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $5,550 for the year ended December 31, 2024.

The Company restated the financial statements for the year ended December 31, 2024 to correct the issues noted above.

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