Form 10-Q/A
period 2025-03-31
APEX 11 INC.
filed 2026-01-26
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-21319

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2025
Common Stock, par value $.001 per share	62,727,829 shares

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

The Company has misstatements in the March 31, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $516 for the three months ended March 31, 2024.

●	Opening accumulated deficit and expenses were adjusted for errors. The result was an increase to accumulated deficit and a decrease in general and administrative expenses of $1,332 for the three months ended March 31, 2024.

●	The basic and diluted weighted -average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the three months ended March 31, 2024 to correct the issues noted above.

The Company has misstatements in the December 31, 2024 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $5,550 for the year ended December 31, 2024.

The Company restated the financial statements for the year ended December 31, 2024 to correct the issues noted above.

The Company has misstatements in the March 31, 2025 financial statements that were restated due to the following:

●	Opening accumulated deficit and expenses were adjusted for errors. The result was an increase to accumulated deficit and a decrease in general and administrative expenses of $5,550 for the three months ended March 31, 2025.

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $22 for the three months ended March 31, 2025.

●	The basic and diluted weighted -average common shares outstanding were increased by 5,868,229 shares.

The Company restated the financial statements for the 3 months ended March 31, 2025 to correct the issues noted above.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APEX 11, INC.

CONDENSED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024 (UNAUDITED)

	March 31,	December 31,
	2025	2024
	(Unaudited)
	(As Restated)	(As Restated)

ASSETS
CURRENT ASSETS
Prepaid expenses	$408	$418
TOTAL ASSETS	$408	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES
Accrued expenses	$1,877	$7,805
Controlling stockholder payable	7,375	—
Total current liabilities	9,252	7,805

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 62,727,829 issued and outstanding, respectively	6,272	6,272
Additional paid-in capital	252,787	252,787
Accumulated deficit	(267,903)	(266,446)
Total stockholders’ deficiency	(8,844)	(7,387)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$408	$418

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(As Restated)	(As Restated)
OPERATING EXPENSES
General and administrative	$1,457	$7,757
NET LOSS	$(1,457)	$(7,757)

Basic and diluted loss per common share	$(.00)	$(.00)

Basic and diluted weighted-average common shares outstanding	62,727,829	56,843,478

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES, January 1, 2025 (As Restated)	62,727,829	$6,272	$252,787	$(266,446)	$(7,387)

Net loss, as restated				(1,457)	(1,457)

BALANCES, March 31, 2025 (As Restated)	62,727,829	$6,272	$252,787	$(267,903)	$(8,844)

BALANCES, January 1, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)

Net loss, as restated				(7,757)	(7,757)

BALANCES, March 31, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(241,488)	$(9,449)

See accompanying notes to condensed financial statements.

APEX 11, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2025	2024
	(As Restated)	(As Restated)
OPERATING ACTIVITIES
Net loss	$(1,457)	$(7,757)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	10	(98)
Accrued liabilities	(5,928)	(2,110)
Controlling stockholder payable	7,375	9,965
Cash flows from operating activities	—	—
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
CASH AND CASH EQUIVALENTS, Beginning of period	—	—
CASH AND CASH EQUIVALENTS, End of period	$—	$—

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

3. RESTATEMENT OF STATEMENTS

The Company has misstatements in the March 31, 2024 financial statements that were restated due to the following:

●	Prepaid expense balances were adjusted for errors. The result was an increase to prepaid expenses and a decrease to general and administrative expenses of $516 for the three months ended March 31, 2024.

●	Opening accumulated deficit and expenses were adjusted for errors. The result was an increase to accumulated deficit and a decrease in general and administrative expenses of $1,332 for the three months ended March 31, 2024.

●	The basic and diluted weighted -average common shares outstanding were increased by 6,942,189 shares.

The Company restated the financial statements for the three months ended March 31, 2024 to correct the issues noted above.

The Company has misstatements in the December 31, 2024 financial statements that were restated due to the following:

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $5,550 for the year ended December 31, 2024.

The Company restated the financial statements for the year ended December 31, 2024 to correct the issues noted above.

The Company has misstatements in the March 31, 2025 financial statements that were restated due to the following:

●	Opening accumulated deficit and expenses were adjusted for errors. The result was an increase to accumulated deficit and a decrease in general and administrative expenses of $5,550 for the three months ended March 31, 2025.

●	Certain expenses were not accrued in the properly period. The result was an increase to general and administrative expenses and accrued expenses of $22 for the three months ended March 31, 2025.

●	The basic and diluted weighted -average common shares outstanding were increased by 5,868,229 shares.

The Company restated the financial statements for the 3 months ended March 31, 2025 to correct the issues noted above.

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

Results of Operations for the Three Months Ended March 31, 2025, as Compared to the Three Months Ended March 31, 2024.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2025, and March 31, 2024.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2025 were $1,457 (as restated) as compared to $7,757 (as restated) for the three months ended March 31, 2024. General and administrative expenses decreased due to less expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2025 (Unaudited) (As Restated)	As of December 31, 2024 (As Restated)

Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(267,903)	(266,446)
Liabilities	9,252	7,805

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