Form 10-K
period 2025-12-31
APEX 11 INC.
filed 2026-07-13
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54964

Apex 11 Inc.

(Name of Small Business Issuer in its charter)

Delaware	46-2823100
(State of incorporation)	(IRS Employer Identification No.)

8217 East Spanish Boot Road

Carefree, AZ 85377

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒  No ☐

On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.00.

As of June 30, 2026, the Company had 74,491,958 outstanding shares of common stock.

Apex 11 Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2025

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

Personnel

As of December 31, 2025, we employed one person on a part-time basis. Our employee is not subject to a collective bargaining agreement. We believe that our relationship with our employee is good.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

None.

Holders of Record

As of December 31, 2025, and 2024, respectively, there was one shareholder of record of the Company’s common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Apex 11, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 20, 2013, and has been inactive since its inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign business.

Plan of Operation

Apex 11 Inc. intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. Apex 11 plans to enter into negotiations regarding such an acquisition. The Company will obtain audited financial statements of a target entity. The Board of Directors does intend to obtain certain assurances of the value of the target entity’s assets prior to consummating such a transaction. These assurances consist mainly of financial statements. The Company will also examine business, occupational, and similar licenses and permits, physical facilities, trademarks, copyrights, and corporate records, including articles of incorporation, by-laws, and minutes if applicable. In the event that no such assurances are provided, the Company will not move forward with a combination with this target. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents.

Results of Operations for the Year Ended December 31, 2025, compared to the Year Ended December 31, 2024

Revenues. The Company did not have any revenue for the years ended December 31, 2025, or 2024.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the year ended December 31, 2025, were $46,213 as compared to $32,715 (as restated) for the year ended December 31, 2024. General and administrative expenses increased due to the Company incurring more expenses related to being a public reporting company, including service fees and the cost of preparing our SEC reports.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of December 31,
	2025	2024
		(As Restated)
Cash	$0	$0
Accumulated (Deficit)	$(312,659)	$(266,446)
Current Liabilities	$0	$7,805

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary, and by operating our Company in the most efficient manner possible.

Net Cash Used in Operating Activities

We experienced negative cash flow from operating activities for the year ended December 31, 2025, in the amount of $0 due to cash used to fund a net loss of $46,213, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company. We experienced negative cash flow from operating activities for the period ended December 31, 2024 (as restated), in the amount of $0 due to cash used to fund a net loss of $33,715, adjusted for the increase in accounts payable for legal and accounting services to being a public reporting company.

Net Cash Used in Investing Activities

We experienced no cash flow from investing activities for the years ended December 31, 2025, and 2024.

Net Cash Provided by Financing Activities

We experienced positive cash flow from financing activities for the year ended December 31, 2025, due to related party loans, and related to cash deposited in the trust account.

Availability of Additional Funds

Based on our working capital as of December 31, 2025, we will need additional equity and/or debt financing to continue our operations during the next 12 months. See “Description of Business”.

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

Material Commitments

There were no material commitments for the year ended December 31, 2025.

Purchase of Furniture and Equipment

There were no purchases of computers and equipment for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

As of December 31, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 8. Financial Statements and Supplementary Data.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Apex 11, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apex 11, inc. as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2026.

Vancouver, Washington

PCAOB ID 6104

July 1, 2026

Apex 11 Inc.

Balance Sheets

	December 31,
	2025	2024
		(As Restated)
ASSETS
CURRENT ASSETS
Prepaid Expenses	$419	$418
TOTAL CURRENT ASSETS	419	418

TOTAL ASSETS	$419	$418

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
CURRENT LIABILITIES
Accrued Expenses	$-	$7,805
TOTAL CURRENT LIABILITIES	-	7,805

TOTAL LIABILITIES	-	7,805

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 74,491,958 and 62,727,829 issued and outstanding, respectively	7,448	6,272
Additional Paid-in Capital	305,630	252,787
Accumulated Deficit	(312,659)	(266,446)
TOTAL STOCKHOLDERS’ DEFICIENCY	419	(7,387)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$419	$418

The accompanying notes are an integral part of these financial statements.

Apex 11 Inc.

Statements of Operations

	For the Years Ended December 31,
	2025	2024
		(As Restated)
REVENUES	$-	$-

OPERATING EXPENSES
General and Administrative Expenses	46,213	32,715
Total Operating Expenses	46,213	32,715

NET LOSS	$(46,213)	$(32,715)

Basic and Diluted Earnings per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	62,760,059	56,859,600

The accompanying notes are an integral part of these financial statements.

Apex 11 Inc.

Statement of Stockholders’ Equity (Deficiency)

For the Years Ended December 31, 2025 and 2024

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCES, JANUARY 1, 2024 (As Restated)	56,843,478	$5,684	$226,355	$(233,731)	$(1,692)
Issuance of common stock for settlement of stockholder payable	5,884,351	588	26,432	-	27,020
Net Loss for the Year	-	-	-	(32,715)	(32,715)
BALANCES, DECEMBER 31, 2024 (As Restated)	62,727,829	$6,272	$252,787	$(266,446)	$(7,387)
Issuance of common stock for settlement of stockholder payable	11,764,129	1,176	52,843	-	54,019
Net Loss for the Year	-	-	-	(46,213)	(46,213)
BALANCES, DECEMBER 31, 2025	74,491,958	$7,448	$305,630	$(312,659)	$419

The accompanying notes are an integral part of these financial statements.

Apex 11 Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
		(As Restated)
OPERATING ACTIVITIES
Net Loss for the Year	$(46,213)	$(32,715)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Changes in operating assets and liabilities:
Changes in Prepaid Expenses	1	-
Changes in Accrued Liabilities	46,214	32,715
Cash Provided by Operating Activities	-	-

INVESTING ACTIVITIES
Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Cash Provided by Financing Activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
Cash and Cash Equivalents, Beginning of Year	-	-
Cash and Cash Equivalents, End of Year	$-	$-

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest Paid in Cash	$-	$-
Income Taxes paid in Cash	$-	$-

NON-CASH FINANCING ACTIVITY
Issuance of common stock in settlement of accrued liabilities	$54,019	$27,020

The accompanying notes are an integral part of these financial statements.

Apex 11 Inc.

Notes to Financial Statements

Years Ended December 31, 2025 and 2024

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Apex 11, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company defines cash and cash equivalents as all cash on hand, demand deposits and money market investment accounts.

Prepaid Expenses - Payments made to vendors for goods or services that will benefit future periods are recorded as prepaid expenses until the year the goods or services are incurred.

Accrued Liabilities - Accrued expenses include obligations for goods and services received but not yet invoiced or paid as of the reporting date.

Revenue Recognition - Revenue is recognized when a customer obtains control of promised goods or services and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services.

Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Income Taxes - The Company accounts for income taxes using the asset and liability method and recognizes the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between financial statement carrying amounts and the tax bases of existing assets and liabilities.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses since inception and is currently dependent on the stockholders to fund its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuance of common stock is unknown. Obtaining additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations is necessary for the Company to continue operations. Management believes the stockholders will continue to fund operations as long as necessary to keep the Company available for its intended purpose which is described above. However, the uncertainty regarding management’s ability to successfully resolve these factors raises substantial doubt about the

Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Recently Adopted Accounting Pronouncements - Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. During the fourth quarter of 2025, the Company elected to adopt this guidance prospectively and added necessary disclosures upon adoption as disclosed in Note 3, Income Taxes.

Disaggregation of Income Statement Expenses – In November 2024, the FASB issued guidance that requires disclosure of disaggregated information about certain income statement expense line items. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2026, and subsequent interim periods with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact this new guidance will have on its disclosures upon adoption and expect to provide additional detail and disclosures under this new guidance.

Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued guidance that provides a practical expedient that all entities can use to simplify the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers.

Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods in those years, with early adoption permitted. Entities that elect the practical expedient are required to apply the amendments prospectively. The Company has adopted this guidance on January 1, 2026, and the adoption did not have a material impact on the financial statements or disclosures and the Company does not have any accounts receivables or contract assets.

Subsequent Events - The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.STOCKHOLDERS’ DEFICIENCY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of December 31, 2025 and 2024, no shares of preferred stock have been issued and none have been designated. Accordingly, there are no specific rights assigned to any series of preferred stock of the Company at this time.

Common Stock – The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of December 31, 2025 and 2024, 74,491,958 and 62,727,829 shares were issued and outstanding, respectively.

During the year ended December 31, 2025, the Company issued 11,764,129 shares of common stock to its controlling stockholder for settlement of $54,019 for accrued liabilities. During the year ended December 31, 2024, the Company issued 5,884,351 shares of common stock to its controlling stockholder for settlement of $27,020 for accrued liabilities.

3.INCOME TAXES

Significant components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2025	2024
		(As Restated)
Deferred income tax asset – net operating loss carryforward	$80,634	$69,010
Valuation allowance	(80,634)	(69,010)

Net deferred income tax asset	$-	$-

At December 31, 2025, the Company had approximately $311,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates. The valuation allowance increased by $11,969 and $8,473 in 2025 and 2024, respectively.

The income tax benefit differed from the amount computed using the statutory federal rate of 21% due primarily to the change in the valuation allowance during 2025 and 2024.

The Company adopted guidance that expands income tax disclosures, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information, effective January 1, 2025, on a prospective basis. The federal statutory rate used is 21%. The statutory rate reconciles to the effective income tax rate as follows:

Federal tax rate	21.00%
State tax rate	4.90%
Changes in valuation allowances	(25.90)%
Effective tax rate	0.00%

4.RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company had misstatements in the December 31, 2024 financial statements that were restated due to the following:

•Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $5,550 for the year ended December 31, 2024.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2025 (the “Evaluation Date”), to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Each of the following is deemed a material weakness in our internal control over financial reporting:

•Limited or no segregation of duties and lack of multiple levels of supervision and review.

•No independent directors.

•Ineffective controls over financial reporting.

•Lack of controls over authorization related party transactions.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures once we have the financial resources to do so:

•We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to an audit committee resulting in a fully functioning audit committee, which will undertake the oversight in the establishment and monitoring of required internal controls and procedures, such as reviewing and approving estimates and assumptions made by management when funds are available to us.

•Management believes that the appointment of outside directors to a fully functioning audit committee, would remedy the lack of a functioning audit committee.

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

None.

CHANGES IN CONTROL OF REGISTRANT

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, periods served of the Company’s present directors are set forth in the following table:

Name	Age	Positions
Anthony J. Iarocci	72	President, Secretary, Treasurer and Director
Michael J. Schnaus	72	Director

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.engaging in any type of business practice; or

iii.engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.any Federal or State securities or commodities law or regulation; or

ii.any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Elements of executive compensation

Base salary. We will seek to provide our senior management with a level of base salary in the form of cash compensation appropriate to their roles and responsibilities. Base salaries for our executives will be established based on the executive’s qualifications, experience, scope of responsibilities, future potential and past performance and cash available to pay executive compensation. Base salaries will be reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual’s responsibilities, performance, and experience. We will consider four factors in determining the base salaries of our named executive officers. These four factors are, in order of significance, (1) creating an incentive to achieve corporate goals, (2) individual performance, (3) cash available to pay compensation and (4) the total compensation each executive officer previously received while employed with us, if any. We have not paid any executive compensation in the form of base salary to our management during the years ended December 31, 2025, or 2024.

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

We expect that our incentive plans will permit the grant of stock options, restricted shares, and other stock awards to our executive officers, employees, consultants, and non-employee board members. When we hire executive officers in the future, we expect to grant them stock-based awards that will generally vest over a five-year period. We believe that stock-based awards provide an incentive for these officers to continue their employment with us, provide our executive officers with an opportunity to obtain an ownership interest in our company, and encourage them to focus on our long-term profitable growth. We believe that the use of long-term equity compensation will promote our overall executive compensation objectives and expect that equity incentives will be an important source of compensation for our executives. In determining amounts awarded to our executive officers under our incentive plans, we will consider the same four factors (and use the same method of measurement) as in determining base salary. The third factor (cash available) has an indirect effect when determining long-term equity compensation. Specifically, to the extent that this factor causes us not to pay base salary or cash bonuses, it points toward providing long-term equity compensation. We have not issued any long-term equity compensation to our management during the years ended December 31, 2025, or 2024.

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

Item 11. Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to the Company’s officer during the years ended December 31, 2025, and 2024 for services to the Company.

Name	Position	Year Ended & Period Ended	Salary Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Anthony		2025	-	-	-	-	-	-	-
Iarocci		2024	-	-	-	-	-	-	-

Michael		2025	-	-	-	-	-	-	-
Schnaus		2024	-	-	-	-	-	-	-

Compensation of Directors

The following table sets forth the information concerning cash and non-cash compensation awarded to, earned by, or paid to the Company’s director during the years ended December 31, 2025, and 2024 for services to the Company.

Name	Year Ended & Period Ended	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anthony	2025	-	-	-	-	-		-
Iarocci	2024	-	-	-	-	-		-

Michael	2025	-	-	-	-	-	-	-
Schnauss	2024	-	-	-	-	-	-	-

Employment Agreements and Benefits

We currently have no employment agreements or benefits.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officer upon his termination or in connection with a change in control.

Pension Benefits

No named executive officer received or held pension benefits during the years ended December 31, 2025, and 2024.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to our executive officer for the years ended December 31, 2025, and 2024.

Grants of Plan-Based Awards

During the years ended December 31, 2025, and 2024, we have not granted any plan-based awards to our executive officer.

Outstanding Equity Awards

No unexercised options or warrants were held by our named executive officer during the years ended December 31, 2025, and 2024. No equity awards were made during the years ended December 31, 2025, and 2024.

Option Exercises and Stock Vested

During the years ended December 31, 2025, and 2024 our executive officer has neither been granted any options, nor did any unvested stock or options granted to our executive officer vest. As of the date of this report, our executive officer did not have any stock options or unvested shares of stock of the Company.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2025, and 2024, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2025 for:

•each person or group known to us to beneficially own 5% or more of our common stock;

•each of our directors and director nominees;

•each of our named executive officers; and

•all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address 8217 East Spanish Boot Road, Carefree, Arizona 85377.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2025, through the exercise of any stock option, warrant, or other right.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

DCA Asset Management, Inc.	74,491,958	99.6%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons, Promoters and Certain Control Persons

During the year ended December 31, 2025, the Company issued 11,764,129 shares of common stock to its controlling stockholder for settlement of $54,019 for accrued liabilities.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2025 and the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024
Audit Fees	$24,000	$17,000
Audit-Related Fees	4,670	-
Tax Fees	-	-
All Other Fees	-	-
Total Audit and Audit-Related Fees	$28,670	$17,000

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description
3.1	Articles of Incorporation, as currently in effect*
3.2	Bylaws, as currently in effect*
31.1	302 Certification – Anthony J. Iarocci
32.1	906 Certification – Anthony J. Iarocci
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Schema
101.CAL	Inline XBRL Instance Calculation Linkbase
101.DEF	Inline XBRL Instance Definition Linkbase
101.LAB	Inline XBRL Instance Label Linkbase
101.PRE	Inline XBRL Instance Presentation Linkbase
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Included as an Exhibit to our Registration Statement on Form 10 filed on June 4, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of July 2026.

APEX 11 INC.

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

CEO, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Iarocci Anthony J. Iarocci	President, Chief Executive Officer, (Principal Executive Officer), Secretary, Treasurer (Principal Financial and Accounting Officer), Chairman	July 9, 2026

/s/ Michael J. Schnaus Michael J. Schnaus	Director	July 9, 2026