Form 10-Q
period 2026-03-31
APEX 11 INC.
filed 2026-08-03
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54964

Apex 11 Inc.

(Name of Small Business Issuer in its charter)

Delaware	46-2823100
(State of incorporation)	(IRS Employer Identification No.)

8217 East Spanish Boot Road

Carefree, AZ 85377

(Address of principal executive offices) (Zip Code)

(480) 619-1575

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

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

As of July 31, 2026, the Company had 74,491,958 outstanding shares of common stock.

Apex 11 Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Apex 11 Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$108	$419
TOTAL CURRENT ASSETS	108	419

TOTAL ASSETS	$108	$419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$5,880	$-
Controlling stockholder payable	4,305	-
TOTAL CURRENT LIABILITIES	10,185	-

TOTAL LIABILITIES	10,185	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 74,491,958 issued and outstanding, respectively	7,448	7,448
Additional paid-in capital	305,630	305,630
Accumulated deficit	(323,155)	(312,659)
TOTAL STOCKHOLDERS’ DEFICIENCY	(10,077)	419
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$108	$419

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
		(As Restated)
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	10,496	1,457
Total operating expenses	10,496	1,457

NET LOSS	$(10,496)	$(1,457)

Basic and diluted earnings per share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	74,491,958	62,727,829

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statement of Stockholders’ Deficiency

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCES, January 1, 2026	74,491,958	$7,448	$305,630	$(312,659)	$419
Net loss	-	-	-	(10,496)	(10,496)
BALANCES, March 31, 2026	74,491,958	$7,448	$305,630	$(323,155)	$(10,077)

BALANCES, January 1, 2025 (as restated)	62,727,829	$6,272	$252,787	$(266,446)	$(7,387)
Net loss (as restated)	-	-	-	(1,457)	(1,457)
BALANCES, March 31, 2025 (as restated)	62,727,829	$6,272	$252,787	$(267,903)	$(8,844)

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
		(As Restated)
OPERATING ACTIVITIES
Net loss	$(10,496)	$(1,457)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Changes in prepaid expenses	311	10
Changes in accrued liabilities	5,880	(5,928)
Changes in controlling stockholder payable	4,305	7,375
Cash provided by operating activities	-	-

INVESTING ACTIVITIES
Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Cash Provided by Financing Activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Notes to Financial Statements

(Unaudited)

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

2.STOCKHOLDERS’ DEFICIENCY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of March 31, 2026 and 2025, no shares of preferred stock have been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2026 and 2025, 74,491,958 and 62,727,829 shares were issued and outstanding, respectively.

3.INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows at March 31:

	2026	2025

Deferred income tax asset – net operating loss carryforward	$83,624	$69,010
Valuation allowance	(83,624)	(69,010)

Net deferred income tax asset	$-	$-

At March 31, 2026, the Company had approximately $322,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates.

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

4.RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

The Company had misstatements in the March 31, 2025 financial statements that were restated due to the following:

•Opening accumulated deficit and expenses were adjusted for errors. The result was an increase to accumulated deficit and a decrease in general and administrative expenses of $5,550 for the three months ended March 31, 2025.

•Certain expenses were not accrued in the proper period. The result was an increase to general and administrative expenses and accrued expenses of $22 for the three months ended March 31, 2025.

•The basic and diluted weighted -average common shares outstanding were increased by 5,868,229 shares.

The Company restated the financial statements for the three months ended March 31, 2025 to correct the issues noted above.

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

Results of Operations for the Three Months Ended March 31, 2026, as Compared to the Three Months Ended March 31, 2025.

Revenues. The Company’s revenues were $0 for the three-month period ended March 31, 2026, and March 31, 2025.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended March 31, 2026, were $10,496 as compared to $1,457 for the three months ended March 31, 2025. General and administrative expenses increased due to additional accounting and filing fees incurred related to amended filings for the Company.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(323,155)	(312,659)
Liabilities	10,185	0

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the three months ended March 31, 2026, as compared to $0 during the three months ended March 31, 2025. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2026 and 2025 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2026 and 2025 was $0.

Availability of Additional Funds

Based on our working capital as of March 31, 2026, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Table of Contents

Material Commitments

There was no material commitment during the three months ended March 31, 2026, and 2025.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the three months ended March 31, 2026, and 2025.

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

Off Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: July 31, 2026

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)