Form 10-Q
period 2026-06-30
APEX 11 INC.
filed 2026-09-11
CIK 1578329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of September 10, 2026, the Company had 74,491,958 outstanding shares of common stock.

Apex 11 Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Apex 11 Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Prepaid expenses	$76	$419
TOTAL CURRENT ASSETS	76	419

TOTAL ASSETS	$76	$419

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$2,045	$-
Controlling stockholder payable	15,595	-
TOTAL CURRENT LIABILITIES	17,640	-

TOTAL LIABILITIES	17,640	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock; $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized; 74,491,958 issued and outstanding, respectively	7,448	7,448
Additional paid-in capital	305,630	305,630
Accumulated deficit	(330,642)	(312,659)
TOTAL STOCKHOLDERS’ DEFICIENCY	(17,564)	419
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$76	$419

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,487	20,517	17,983	21,974
Total operating expenses	7,487	20,517	17,983	21,974

NET LOSS	$(7,487)	$(20,517)	$(17,983)	$(21,974)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	74,491,958	62,727,829	74,491,958	62,727,829

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statement of Stockholders’ Deficiency

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Common Shares
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCES, January 1, 2026	74,491,958	$7,448	$305,630	$(312,659)	$419
Net loss	-	-	-	(10,496)	(10,496)
BALANCES, March 31, 2026	74,491,958	7,448	305,630	(323,155)	(10,077)
Net loss	-	-	-	(7,487)	(7,487)
BALANCES, June 30, 2026	74,491,958	$7,448	$305,630	$(330,642)	$(17,564)

BALANCES, January 1, 2025 (as restated)	62,727,829	$6,272	$252,787	$(266,446)	$(7,387)
Net loss	-	-	-	(1,457)	(1,457)
BALANCES, March 31, 2025 (as restated)	62,727,829	6,272	252,787	(267,903)	(8,844)
Net loss	-	-	-	(20,517)	(20,517)
BALANCES, June 30, 2025	62,727,829	$6,272	$252,787	$(288,420)	$(29,361)

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025

OPERATING ACTIVITIES
Net loss	$(17,983)	$(21,974)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities:
Changes in prepaid expenses	343	342
Changes in accrued liabilities	2,045	8,042
Changes in controlling stockholder payable	15,595	13,590
Cash provided by operating activities	-	-

INVESTING ACTIVITIES
Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Cash Provided by Financing Activities	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See accompanying notes to condensed financial statements.

Apex 11 Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The results for the six months ended June 30, 2026 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2025, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for the related periods presented.

Organization - Apex 11, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 20, 2013 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company operates out of Carefree, Arizona.

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

Recently Adopted Accounting Pronouncements - Improvements to Income Tax Disclosures – In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance that expands income tax disclosures for public entities, including requiring enhanced disclosures related to the rate reconciliation and income taxes paid information. The guidance is effective for annual disclosures for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied on a prospective basis, with retrospective application to all prior periods presented in the financial statements permitted. During the fourth quarter of 2025, the Company elected to adopt this guidance prospectively and added necessary disclosures upon adoption as disclosed in Note 4, Income Taxes.

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

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) - Clarifications to Share-Based Consideration Payable to a Customer. This ASU amends the definition of the term performance condition for share-based consideration payable to a customer. Additionally, the amendments in this ASU require the grantor to estimate the number of forfeitures expected to occur for awards granted to customers that have a service condition. Finally, the amendments clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. Therefore, a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted for all entities and can be applied either in a modified retrospective or retrospective basis. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures from other topics and clarifying when existing guidance is applicable. The purpose of ASU is not to expand or change previous interim reporting guidance, however, an added principle requires entities to disclose events since the end of the last annual reporting period that have material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments in the ASU reflect changes made to the guidance with the purpose of clarifying, correcting errors, and making minor improvements. The updates were made to a wide range of Topics and varied in nature. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

Subsequent Events - The Company has evaluated subsequent events and has identified none requiring recognition or disclosure.

2.CONTROLLING STOCKHOLDER PAYABLE

As of June 30, 2026, the Company has a payable of $15,595 to its controlling stockholder related to advances to fund operations. The amount is non-interest bearing and payable on demand.

3.STOCKHOLDERS’ DEFICIENCY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2026 and 2025, no shares of preferred stock have been issued.

Common Stock – The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. As of June 30, 2026 and 2025, 74,491,958 and 62,727,829 shares were issued and outstanding, respectively.

4.INCOME TAXES

Significant components of the Company's deferred income tax assets and liabilities are as follows at June 30:

	2026	2025
Deferred income tax asset – net operating loss carryforward	$85,563	$69,010
Valuation allowance	(85,563)	(69,010)
Net deferred income tax asset	$-	$-

At June 30, 2026, the Company had approximately $330,000 of net operating loss (NOL) carryforwards available to offset future taxable income, which begin to expire in 2033. However, a valuation allowance has been recorded reducing the NOL net deferred tax asset to zero because of uncertainty as to the ultimate utilization of the net operating losses to which it relates.

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

5.SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 85510) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2026, as Compared to the Three and Six Months Ended June 30, 2025.

Revenues. The Company’s revenues were $0 for the three-month and six-month periods ended June 30, 2026, and June 30, 2025.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended June 30, 2026, were $7,487 as compared to $20,517 for the three months ended June 30, 2024, and $17,983 for the six months ended June 30, 2026, as compared to $21,974 for the six months ended June 30, 2025. General and administrative expenses decreased due to a decrease in expenses related to the Company filings.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Cash and Cash Equivalents	$0	$0
Working Capital (Deficit)	(330,642)	(312,659)
Liabilities	17,640	0

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

Net Cash Used in Operating Activities

Net cash of $0 was used in operating activities for the six months ended June 30, 2026, as compared to $0 during the six months ended June 30, 2025. The cash used in operating activities during this period was used to fund the net loss.

Net Cash Used in Investing Activities

The cash used in investing activities during the three and six months ended June 30, 2026 and 2025 was $0.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three and six months ended June 30, 2026 and 2025 was $0.

Availability of Additional Funds

Based on our working capital as of June 30, 2026, we will need additional equity and/or debt financing to continue our operations during the next 12 months. We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

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

Table of Contents

Material Commitments

There was no material commitment during the six months ended June 30, 2026, and 2025.

Purchase of Furniture and Equipment

We purchased $0 of furniture or equipment during the six months ended June 30, 2026, and 2025.

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

Off Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Disclosure under this section is not required for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 10, 2026

By: /s/ Anthony J. Iarocci

Anthony J. Iarocci

Chairman, President, Chief Executive Officer

and Treasurer (Principal Accounting Officer

and Authorized Officer)